Form 10-Q
period 2006-09-30
OSIRIS THERAPEUTICS, INC.
filed 2006-11-13
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

Commission file number—001-32966

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, par value $0.001 per share	27,306,190

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.
Condensed Balance Sheets
Amounts in thousands

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$1,565	$597
Short-term investments	51,993	42,774
Accounts receivable	1,008	974
Inventory and other current assets	1,946	367
Total current assets	56,512	44,712

Property and equipment, net	3,587	3,792
Restricted cash	303	190
Deferred financing costs, net	690	2,050
Other assets	348	270
Total assets	$61,440	$51,014

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,521	$4,565
Note payable, current portion	20,665	65
Capital lease obligations, current portion	1,103	1,027
Deferred revenue, current portion	952	952
Total current liabilities	30,241	6,609

Note payable, net of current portion	5,000	47,411
Capital lease obligations, net of current portion	1,189	2,024
Deferred revenue, net of current portion	635	1,349
Long-term interest payable and other liabilities	1,020	3,016
Mandatorily redeemable convertible preferred stock Series D 3,750 shares designated, 3,213 shares issued and outstanding in 2005	—	64,267
Total liabilities	38,085	124, 676

Stockholders’ equity (deficit):
Convertible Preferred Stock, $0.001 par value, 16,250 shares authorized, 12,250 shares designated and 10,651 shares outstanding in 2005	—	32,746
Common stock, $.001 par value, 90,000 shares authorized 27,299 and 9,098 shares outstanding in 2006 and 2005	27	9
Additional paid-in-capital	198,163	36,404
Deferred compensation	—	(277)
Accumulated deficit	(174,835)	(142,544)
Total stockholders’ equity (deficit)	23,355	(73,662)
Total liabilities and stockholders’ equity (deficit)	$61,440	$51,014

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
Condensed Statements of Operations
(Unaudited)
Amounts in thousands, except per share data

	Three Months Ended September 30,
	2006	2005
Revenues:
Product Sales	$2,539	$284
Cost of goods sold	1,113	220
Gross profit	1,426	64

Revenue from collaborative research licenses and grants	302	1,001

Operating expenses:
Research and development	9,242	3,464
General and administrative	5,300	554
Total operating expenses	14,542	4,018

Loss from operations	(12,814)	(2,953)

Interest expense, net	(2,751)	(1,725

Net loss	$(15,565)	$(4,678)

Basic and diluted net loss per share	$(0.75)	$(0.52)

Weighted Average Common Shares (basic and diluted)	20,769	8,957

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
Condensed Statements of Operations
(Unaudited)
Amounts in thousands, except per share data

	Nine Months Ended September 30,
	2006	2005
Revenues:
Product Sales	$5,333	$284
Cost of goods sold	2,364	220
Gross profit	2,969	64

Revenue from collaborative research licenses and grants	895	2,725

Operating expenses:
Research and development	24,532	9,713
General and administrative	7,647	1,793
Total operating expenses	32,179	11,506

Loss from operations	(28,315)	(8,717)

Interest expense, net	(3,976)	(3,223)

Net loss	$(32,291)	$(11,940)

Basic and diluted net loss per share	$(2.47)	$(1.33)

Weighted Average Common Shares (basic and diluted)	13,063	8,953

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
Statement of Stockholders’ Equity (Deficit )
For the nine months ended September 30, 2006
(Unaudited)
Amounts in thousands, except for share and per share data

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)
Balance at January 1, 2006	10,650,544	$32,746	9,097,506	$9	$36,404	$(277)	$(142,544)	$(73,662)

Exercise of options to purchase common stock ($0.40 per share)			156,187	—	60			60
Exercise of warrants to purchase common stock ($0.40 per share)			875,000	1	349			350
Issuance of common stock for services rendered by directors ($11.00 per share)			22,807	—	198			198
Issuance of common stock for services rendered by consultant ($6.84 per share)			6,250	—	43			43
Reclassification due to adoption of new accounting standard					(277)	277		—
Initial public offering of common stock, net of offering costs ($11.00 per share)			3,500,000	3	34,399			34,402
Conversion of convertible preferred stock into common stock	(10,650,544)	(32,746)	2,833,914	3	32,743			—
Conversion of mandatorily redeemable preferred stock into common stock			8,033,388	8	64,259			64,267
Conversion of convertible notes payable into common stock			2,774,076	3	25,320			25,323

Stock-based compensation					4,665			4,665

Net loss							(32,291)	(32,291)
Balance at September 30, 2006	—	$—	27,299,128	$27	$198,163	$—	$(174,835)	$23,355

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
Amounts in thousands

	Nine Months Ending September 30,
	2006	2005

Cash flows from operations:
Net loss	$(32,291)	$(11,940)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,139	1,178
Non cash compensation expense	5,887	193
Non cash interest expense	3,961	2,464
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(39)	(692)
Inventory and other current assets	(1,579)	(595)
Other assets	(78)	4
Accounts payable and accrued expenses	2,956	681
Deferred revenue	(714)	(714)
Long-term interest payable and other liabilities	(1,996)	(96)
Net cash used in operations:	(22,754)	(9,517)

Cash flows from investing activities:
Purchases of property and equipment	(933)	(132)
Proceeds from sale of short-term investments	26,586	—
Purchase of short-term investments	(35,805)	(15,838)
Net cash used in investing activities	(10,152)	(15,970)

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(808)	(664)
Restricted cash	(113)	17
Proceeds from notes payable	—	16,903
Proceeds from the issuance of common and preferred stock, net of offering costs	34,795	11,661
Payment of debt financing costs	—	(1,559)
Net cash provided by financing activities	33,874	26,358

Net increase in cash	968	871
Cash at beginning of period	597	488

Cash at end of period	$1,565	$1,359

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
 NOTES TO CONDENSED FINANCIAL STATEMENTS
Amounts in thousands, except for share and per share data

1.             Basis of Presentation

The accompanying unaudited financial statements of Osiris Therapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission, (the “SEC”), for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-134037), which was declared effective by the SEC on August 3, 2006.  The financial information as of September 30, 2006 and 2005 and for the three and nine months then ended is unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included.  The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

2.             Initial Public Offering, Non-Cash Charges and Reverse Stock Split

On August 9, 2006, the Company consummated its initial public offering, consisting of 3,500,000 shares of common stock at a public offering price of $11.00, resulting in net proceeds to the Company of approximately $34.4 million (after deducting payment of underwriters discounts and commissions, as well as offering expenses).

In connection with the initial public offering, the Company effected a 1-for-4 reverse stock split of the issued and outstanding common stock.  Information relating to common stock and common stock-equivalents set forth in this report (including the share numbers in the preceding paragraph) have been restated to reflect this split for all periods presented.  Upon consummation of the initial public offering, all shares of the Company’s Class I, Series 2003, Series B, Series C, Series E and the Mandatorily Redeemable Series D convertible preferred stock were converted into an aggregate of 10,867,302 shares of our common stock.  In addition, approximately $21.8 million of our convertible notes payable, together with accrued interest, were converted into an aggregate of 2,774,076 shares of our common stock.

Immediately following the initial public offering, we had 27,198,307 shares of common stock outstanding.

In the three months ended September 30, 2006, we incurred $7.0 million in non-recurring, non-cash charges relating to the completion of the initial public offering.  Included in General and Administrative expenses is a charge of $0.8 million for stock-based compensation related to the accelerated vesting of certain employee stock options pursuant to employment agreements.  We also recognized in General and Administrative expense a $3.5 million charge related to warrants that were priced upon the completion of the initial public offering. Interest expense for the three months ended September 30, 2006 includes $2.7 million in previously deferred financing costs and premiums that were expensed as a result of debt that was converted into common stock at the completion of the initial public offering.

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

Cost of Goods Sold

Costs of goods sold consists primarily of the costs to obtain tissue, direct labor and other chemicals and supplies for Osteocel, which we launched in July 2005.   Beginning in 2006, we estimate the portion of our facilities and general and administrative expenses that are directly attributable to our manufacturing activities, and include these costs in cost of goods sold.

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

In 1994, the Company adopted the Amended and Restated 1994 Stock Incentive Plan (the 1994 Plan) under which 875,000 shares of common stock have been reserved for issuance upon the exercise of options or other equity grants that we issue from time to time.  In 2006, we adopted the 2006 Omnibus Plan, under which we reserved 850,000 shares of common stock for issuance upon the exercise of stock options or other equity grants.  We stopped granting options under the 1994 Plan upon the completion of our initial public offering in August 2006.

A summary of the combined activity under both of our stock-based compensation plans as of September 30, 2006 and changes during the nine months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	566,480	$0.40
Granted	313,000	4.01
Exercised	(156,187)	0.40
Forfeited or expired	(5,563)	0.40
Outstanding at September 30, 2006	717,730	$1.97	8.92	$5,121
Exercisable at September 30, 2006	404,869	$0.40	7.91	$3,889

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $7.11 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $4.5 million. We received a total of $60 in cash from the exercises of options during the nine months ended September 30, 2006.  At September 30, 2006, options for 786,511 shares of common stock remain available for future grants under our 2006 Omnibus Plan.

Share-based compensation included in the statements of operations for the three and nine months ended September 30, 2006 was approximately $4.5 million and $4.7 million, respectively.  As of September 30, 2006, there was approximately $1.6 million of total unrecognized share-based compensation cost related to options granted under our plans that will be recognized over a weighted-average period of approximately 3-years.

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

The following table summarizes the pro forma effect on the net loss and per share data if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the nine-month period ended September 30, 2005.

Nine Months Ended September 30, 2005
Net loss	$(11,940)
Add: Stock-based employee compensation expense included in net loss	51
Less: Stock-based employee compensation expense determined under SFAS 123	(7)

Pro forma net loss	$(11,896)

Net loss per share:
Basic and diluted, net loss as reported	$(1.33)

Pro forma basic and diluted, net loss	$(1.33)

The weighted average fair value of options granted during the nine months ended September 30, 2005 was $2.95 per share.

Significant New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SAFS No. 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, SFAS 157 does not require any new fair value measurements, but may change current practice for some entities.  SFAS 157 is effective for fiscal years beginning after December 15, 2006.  Our adoption of SFAS No. 157 is not expected to have a material effect on our financial position or results of operations.

In September, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors.  The guidance is effective for the first fiscal period ending after November 15, 2006.  We are currently evaluating the impact of adopting SAB No. 108 on our financial position, results of operations and cash flows.

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

5.             Long-Term Debt and Capital Lease Obligations

	September 30,	December 31,
	2006	2005
Bank Loan, payable in quarterly installments and bearing interest at LIBOR plus applicable margins, 6.64% - 7.14% in 2006	$65	$114
Line of Credit, 8%, to be repaid from future product sales	5,000	5,000
Term Note, 6% redeemable at the option of the holder after the IPO, due in 2008 (redeemed by the Company in October 2006)	20,600	20,600
Long-term debt that did not convert at the initial public offering	25,665	25,714
Term Note, 5% convertible into Common stock at $6.00/share	—	2,000
Term Notes, 6% convertible into common stock at initial public offering at specified prices	—	19,762
Long-term debt that converted upon the initial public offering	—	21,762
Total long-term debt	25,665	47,476
Less current portion	(20,665)	(65)
Long-term debt	$5,000	$47,411

Total capital lease obligations	2,292	3,051
Less current portion	(1,103)	(1,027)
Capital lease obligations, long-term	$1,189	$2,024

During June 1995, we borrowed $750 from a commercial bank in connection with the acquisition and renovation of our Baltimore, Maryland facilities.  This loan is partially guaranteed by an agency of the State of Maryland and matures in September 2007.  This loan bears interest at LIBOR plus 2.0% to 2.5% (7.13% to 7.63% at September 30, 2006).  Compensating balance arrangements with Wachovia Bank require us to maintain a cash balance of 105% of the non-guaranteed portion of this loan, which is shown as a component of restricted cash in the accompanying balance sheet.  At September 30, 2006, this compensating balance requirement was $22.

During 2005, we had issued convertible promissory notes outstanding to twenty-six shareholders for a total of $19.8 million.  These notes accrue interest at 6% per annum, and provide for redemption premiums starting at 9% of the principal amount and escalating up to 27% of the principal amount, depending upon the date of redemption or conversion to Common Stock.  All twenty-six convertible promissory notes, together with accrued interest were subsequently converted into 2,376,223 shares of our common stock upon the completion of our initial public offering on August 9, 2006.

In December 2004, we issued a convertible promissory note to a foreign investor for $2.0 million.  This note bore interest at 5% and the principal and accrued interest was converted into 397,853 shares of our common stock upon the completion of our initial public offering on August 9, 2006.

In November 2005, we issued a $20.6 million promissory note to a foreign investor.  This note bears interest at 6% and has redemption premiums that start at 9% and increase over time up to 27%.  Interest payments are due in November 2006, 2007 and upon maturity in November 2008.  This note was convertible into our common stock only if the initial public offering took place after December 2006.  The note also contains demand features whereby the holder can request redemption and early repayment at any time after the completion of an initial public offering, and therefore this note is classified as a current liability in the condensed balance sheet at September 30, 2006.

In October 2006, we issued $20.0 million in convertible promissory notes in a private placement to Swiss investors and used the proceeds from these notes, plus $3.6 million in cash to redeem the $20.6 million promissory note.  See the Subsequent Events footnote for a more complete description of these transactions.

6.             Preferred Stock Conversion

All our convertible preferred stock was converted into common stock upon the completion of our initial public offering in August 2006, as follows:

	September 30,	December 31,	No. Shares of Common Stock Issued Upon Conversion at IPO (Aggregate Liquidation Preference / Conversion Price
	2006	2005	Per Share
Convertible preferred stock, Class I, Series 2003, $0.001 par value, 2,000,000 shares designated, issued and outstanding in 2005	$—	$10,000	500,000
Convertible preferred stock, Series B, $0.001 par value, 750,000 shares designated, 545,454 shares issued and outstanding in 2005	—	3,000	136,364
Convertible preferred stock, Series C, $0.001 par value, 3,500,000 shares designated, 548,090 shares issued and outstanding in 2005	—	2,243	308,300
Convertible preferred stock, Series E, $0.001 par value, 8,000,000 shares designated, 7,557,000 shares issued and outstanding in 2005	—	17,503	1,889,250
	$—	$32,746	2,833,914

We issued 2,000,000 shares of our Class I, Series 2003 convertible preferred stock to a collaborative partner as part of an agreement related to product development, clinical trials and FDA approval.  These shares were converted into 500,000 shares of our common stock at the conversion price of $20.00 per share.

We issued 545,454 shares of our Series B convertible preferred stock in 2003, as part of a collaborative agreement.  These shares were converted into 136,364 shares of our common stock at the conversion price of $22.00 per share.

We issued 548,090 shares of our Series C convertible preferred stock in 2004 at the price of $4.50 per share.  These shares were converted into 308,300 shares of our common stock at the conversion price of $8.00 per share.

We issued 7,557,000 shares of our Series E convertible preferred stock in 2005 at a price of $2.50 per share.  These shares were converted into 1,889,250 shares of our common stock at the conversion price of $10.00 per share.

Also in 2005, we issued 3,213,335 shares of Series D Mandatorily Redeemable Convertible Preferred Stock at a price of $2.00 per share. These shares were converted into 8,033,388 shares of our common stock at the conversion price of $0.80 per share.

These Series D shares included a mandatory redemption feature whereby if the Company did not complete an initial public offering prior to June 1, 2007 and the shares were not previously converted into common stock, the Company must then redeem the shares at a price of $20.00 per share. The Series D Mandatorily Redeemable Convertible Preferred Stock is recorded as a liability in the balance sheet at December 31, 2005, in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In addition to the initial net proceeds of $6.0 million from the Series D offering, a redemption premium of $58.3 million was recorded as a liability.

7.             Warrants

At September 30, 2006, the Company had warrants to purchase its common stock outstanding as shown in the following table.

	Common Stock
	# of Shares	Weighted Average Price Per Share
Warrants outstanding, January 1, 2006	2,125,000	$0.40
Warrants granted	1,000,000	11.00
Warrants exercised	(875,000)	0.40
Warrants cancelled	(1,250,000)	0.40
Warrants outstanding, September 30, 2006	1,000,000	$11.00

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

In August 2006, when the price of the warrant was determined, we computed its value using the Black-Scholes option pricing method, using a risk free interest rate of 4.80% (5-year US Treasury interest rate), the expected life of 2.5-years and a stock volatility factor of 44.66%.  Since the Company just recently completed its initial public offering and previously its stock did not trade, we determined the volatility by selecting a comparable public company in the biotech industry and tracking its stock prices over the past 2.5-years.  The value of these warrants was determined to be $3.5 million which as been recorded in the accompanying income statement as General and Administrative expenses.

The 875,000 warrants that were exercisable at $0.40 per share as of January 1, 2006 were all exercised concurrent with the closing of our initial public offering in August 2006.

8.             Subsequent Events

In October 2006, subsequent to the end of the third fiscal quarter, we issued $20.0 million in convertible promissory notes in a private placement to several Swiss investors.  The notes bear interest at a rate of 10%, with semi-annual payments of accrued interest becoming due and payable on April 30 and October 30 of each calendar year, until maturity on April 30, 2009.  The notes are convertible at the option of the respective holders at any time after February 9, 2007, into shares of common stock at the conversion price of $18.00 per share.   The notes automatically convert into common stock at the same conversion price, if at any time after February 9, 2007, the closing price of the Company’s common stock for ten consecutive trading days equals $25.00 per share or greater.  The notes provide for redemption at any time at the option of the Company, with 30-day written notice.

The net proceeds from these notes have been applied to the repayment in full of the $20.6 million convertible promissory note issued in November 2005 to a foreign investor.  Repayment of this note in October 2006, allowed the Company to avoid an increase in the premium obligation of up to 18% or $3.7 million, which would have been payable had the prior note been held to maturity.  After accounting for costs to refinance and interest rate differences, total net savings to the Company over the prior note’s full term are estimated to be $3.2 million.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Overview.

Forward-looking Statements

This report contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Words or phrases such as “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Examples of forward-looking statements include, but are not limited to, statements regarding the following: our product development efforts; our clinical trials and anticipated regulatory requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for Mesenchymal stem cells or MSCs and biologic drug candidates; our cash needs; patents and proprietary rights; ability of our potential products to treat disease; our plans for sales and marketing; our plans regarding our facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section entitled “Risk Factors” in our Registration Statement on Form S-1, File No: 333-134037, as filed with the United States Securities and Exchange Commission and declared effective on August 3, 2006. Accordingly, you should not unduly rely on these forward-looking statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report or to reflect the occurrence of unanticipated events.

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

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of September 30, 2006, we had an accumulated deficit of $174.8 million.

Financial Operations Overview

Revenue

Osteocel is our only commercial product. Sales of Osteocel generated revenue of approximately $5.3 million for the nine months ended September 30, 2006. In prior years, we have entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2003, we entered into an agreement with a major pharmaceutical company relating to the development of our cardiac biologic drug candidate, and we received a $5.0 million fee for licensing the use of our technology. This fee is being recognized as revenue over a 63-month period, $0.7 million of which was recognized in the first nine months of 2006 and 2005. Also in 2003, we entered into an agreement with a foreign pharmaceutical company granting it exclusive rights to Prochymal for the treatment of GvHD in Japan. We recognized $0.5 million of revenue during the nine months ended September 2005 related to this agreement. We do not expect to enter into collaborations in the future.

Historically, we have also recognized revenue from governmental grants for research and in the first nine months of 2005, we recorded $1.4 million in grant revenues from three separate grants. Revenue from research grants is recognized as the related research expenditures are incurred. During 2006, we did not have any active government grants and, we do not expect to solicit governmental grants in the future.

Other than Osteocel, we have no commercial products for sale. A substantial portion of our revenue in the future will be dependent on the approval and sale of our biologic drug candidates. Our revenue may vary substantially from quarter to quarter and from year to year. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicative of our future performance.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. From inception through September 30, 2006, we incurred aggregate research and development costs of approximately $168 million.

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

Interest Expense, Net

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

Our significant accounting policies are described in the notes to our audited financial statements for the year ended December 31, 2005 included in the Registration Statement on Form S-1, as amended (Registration No. 333-134037), which was declared effective by the SEC on August 3, 2006.

Results Of Operations

Comparison of Quarters ended September 30, 2006 and 2005

Revenue

Total revenues increased 121% to $2.8 million for the quarter ended September 30, 2006, compared to $1.3 million in the third quarter of 2005. Our revenues in 2006 resulted primarily from $2.5 million generated from the sale of Osteocel and the recognition of $0.3 million in licensing fees and royalties. In the quarter ended September 30, 2005, we recognized $0.3 million in Osteocel sales and $1.0 million in license fees and grants.

Cost of Goods Sold

Cost of goods sold were $1.1 million for the quarter ended September 30, 2006 compared to $0.2 million in the third quarter of 2005. The cost of goods sold associated with sales of Osteocel was comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, as well as allocations of our facilities and overhead costs.  The gross margin on Osteocel sales in the third quarter of 2006 was 56%.  The gross margin for the third quarter of 2005 was 23%, reflecting the start-up of commercial activities in July 2005.

Research and Development Expenses

Research and development expenses were approximately $9.2 million for the quarter ended September 30, 2006 compared to $3.5 million in the prior year. The increase in research and development expenses in 2006 reflects the increased number of clinical trials in process verses the prior year. In 2006, we incurred costs associated with the enrollment of a Phase II trial for Prochymal as an add-on therapy to steroids for the first-line treatment of acute GvHD, a Phase II trial for Prochymal for treatment of steroid refractory GvHD, a Phase II trial for Prochymal for treatment of Crohn’s Disease, a Phase I/II clinical trial for Chondrogen, and a Phase I clinical trial for Provacel.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the quarter ended September 30, 2006 compared to $0.6 million in the third quarter of 2006.  The 2006 expenses include $4.4 million in non-cash stock-based compensation charges related to certain options that vested upon the completion of the initial public offering, pursuant to employment agreements and the value of a warrant that became determinable upon the completion of the initial public offering.  General and administrative expenses, exclusive of these non-cash charged during the third quarter of 2006 were $0.9 million, compared to $0.6 million in the prior year. The increase in general and administrative expenses was attributable to additional personnel and related costs to support the company’s growth and greater costs incurred in connection with being a public company.

Interest Expense, Net

Interest expense, net was $2.8 million for the quarter ended September 30, 2006, and includes the recognition of previously deferred financing costs and premiums associated the debt that was converted into common stock at the completion of the initial public offering.  Excluding items related to the initial public offering, net interest expense for the third quarter of 2006 was $0.1 million, compared to $1.7 million in the prior year.  The reduction is the result of higher interest income from the proceeds of the initial public offering that were invested in investment-grade short-term securities and the conversion of $21.8 million of interest bearing debt to common stock in August 2006.

Comparison of Nine Months ended September 30, 2006 and 2005

Revenue

Total revenues increased 107% to $6.2 million for the nine months ended September 30, 2006, compared to $3.0 million in the corresponding period in 2005. Our revenues in 2006 resulted primarily from $5.3 million generated from the sale of Osteocel and the recognition of $0.9 million in licensing fees and royalties. In the nine months ended September 30, 2005, we recognized $0.3 million from the sale of Osteocel and $2.7 million in license fees and grants.

Cost of Goods Sold

Cost of goods sold were $2.4 million for the nine months ended September 30, 2006 compared to $0.2 in the prior year. The cost of goods sold associated with sales of Osteocel was comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross margin on Osteocel sales for the nine months ended September 30, 2006 was 56%, compared with 23% for 2005.  The 2005 gross margin reflects the start-up of commercial operations.

Research and Development Expenses

Research and development expenses were approximately $24.5 million for the nine months ended September 30, 2006 compared to $9.7 million in the prior year. The increase in research and development expenses in 2006 reflects the increased number of clinical trials in process verses the prior year. In 2006, we incurred costs associated with the enrollment of a Phase II trial for Prochymal as an add-on therapy to steroids for the first-line treatment of acute GvHD, a Phase II trial for Prochymal for treatment of steroid refractory GvHD, a Phase II trial for Prochymal for treatment of Crohn’s Disease, a Phase I/II clinical trial for Chondrogen, and a Phase I clinical trial for Provacel.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the nine months ended September 30, 2006 compared to $1.8 million in the prior year.  The increase in 2006 includes $4.4 million of non-cash charges associated with the completion of our initial public offering.  Exclusive of these charges, general and administrative expenses in 2006 were $3.2 million and the increase over the prior year was attributable to additional personnel and related costs to support the company’s growth and costs incurred in connection with being a public company.

Interest Expense, Net

Interest expense, net was $4.0 million for the nine months ended September 30, 2006 compared to $3.2 million in the prior year. The 2006 costs include $2.7 million of previously deferred debt financing costs and premiums associated with debt that was converted into common stock upon the completion of our initial public offering.  Exclusive of these charges, net interest expense during 2006 was $1.3 million, a decrease of $1.9 million compared to 2005.  This decrease is the result of higher interest income related to the investment of the proceeds of the initial public offering and the $21.8 million decrease in debt, which was converted into common stock upon the completion of the initial public offering in early August 2006.

Liquidity and Capital Resources

Liquidity

At September 30, 2006, we had $1.6 million in cash and $52.0 million in short-term investments.  In addition to the sources described above, at September 30, 2006, we had drawn only $5.0 million of the $50.0 million line of credit available for the development of Provacel under a loan agreement with a pharmaceutical company. In connection with this line of credit, we have granted the pharmaceutical company a security interest in the intellectual property, equipment and books and records involved in the development, manufacture and distribution of Provacel. The pharmaceutical company is also obligated to make additional investments in our Company and pay licensing fees up to $45.0 million to us upon completion of certain milestones.

In addition to the $5.0 million balance on the line of credit, at September 30, 2006 our debt included approximately $20.6 million of a convertible promissory note due in 2008. Since September 30, 2006, we issued $20.0 million of 10% convertible promissory notes that mature in 2009.  These notes are convertible into common stock any time after February 9, 2007, at the conversion price of $18 per share.  The notes are automatically converted into common stock at the same conversion price if, after February 9, 2007, our common stock closes at $25 per share or greater for ten consecutive trading dates.  We used the proceeds of these notes, plus $3.6 million in cash to redeem the $20.6 million 6% convertible promissory note.  The prior note accrued interest at 6% together with premium payments of 9% initially and increasing to 27% if the note was held to maturity.  Repayment of the prior note allowed the Company to avoid an increase in the premium obligation of up to 18%, or $3.7 million, which would have been payable had the prior note been held to maturity.  After accounting for costs to refinance and interest rate differences, total net savings to the Company over the prior note’s full term are expected to be approximately $3.2 million.

Cash Flows

Net cash used in operating activities was $22.8 million for the nine months ended September 30, 2006 primarily reflecting our net loss of $32.3 million, partially offset by $0.5 million in favorable working capital, $4.0 million in non-cash interest and $5.9 in stock-based compensation expense and $1.1 million in depreciation and amortization. Other long-term liabilities decreased by $2.0 million, reflecting the reclassification of the accrued interest and principal on the $20.6 million convertible note payable that was redeemed in October 2006. Net cash used for operating activities was $9.5 million for the nine months ended September 30, 2005. Net cash used in operating activities for 2005 primarily reflects our net loss of $11.9 million, partially offset by $2.5 million in non-cash interest expense.

Net cash used in investing activities was $10.2 million for the nine months ended September 30, 2006.  Net cash used in investing activity for the nine months ended September 30, 2005 was $16.0 million. Net cash used in investing activities in 2006 includes cash flows from the purchase of $35.8 million of short-term investment, partially offset by the sale of $26.6 million of short-term investments.  In 2005, we purchased $15.9 million of short-term investments during the first nine-months of the year.

Net cash provided by financing activities was $33.9 million for the nine months ended September 30, 2006. Net cash provided by financing activities was $26.4 million for the nine months ended September 30, 2005 and consisted principally of $16.9 million in net proceeds from the issuance of convertible notes and $11.6 million in net proceeds from the issuance of common and preferred stock.  The cash provided by financing activities in the first nine months of 2006 was primarily from the proceeds of our initial public offering in August 2006.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

We registered 3,500,000 shares of our common stock in connection with the initial public offering and the aggregate offering amount was $38.5 million.  We paid approximately $2.7 million in underwriting discounts and commissions to the underwriter.  We also incurred other expenses in connection with the offering of approximately $1.4 million, including registration fees, accounting and legal, printing and engraving and other expenses.

None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates, to persons owning 10 percent or more of our commons stock or to any affiliates of ours.

After deducting the underwriting discounts and commissions and these other estimated offering expenses, our net proceeds from the offering were approximately $34.4 million.  We have deposited the net proceeds in two highly rated financial institutions in the United States.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Osiris Therapeutics, Inc.

Date: November 13, 2006	/s/ Cary J. Claiborne
Cary J. Claiborne
Chief Financial Officer