Form 10-Q
period 2007-06-30
OSIRIS THERAPEUTICS, INC.
filed 2007-08-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common Stock, par value $0.001 per share	29,229,788

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                           Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.
Condensed Balance Sheets
Amounts in thousands

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$662	$714
Short-term investments	32,400	38,467
Accounts receivable	2,082	1,596
Inventory and other current assets	3,060	2,858
Total current assets	38,204	43,635

Property and equipment, net	5,391	3,942
Restricted cash	286	297
Deferred financing costs, net	447	567
Other assets	399	727
Total assets	$44,727	$49,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,809	$8,339
Note payable, current portion	16	49
Capital lease obligations, current portion	1,183	1,129
Deferred revenue, current portion	873	952
Total current liabilities	7,881	10,469

Note payable, net of current portion	25,000	25,000
Capital lease obligations, net of current portion	290	895
Deferred revenue, net of current portion	—	397
Long-term interest payable and other liabilities	1,320	1,120
Total liabilities	34,491	37, 881

Stockholders’ equity:
Common stock, $.001 par value, 90,000 shares authorized 29,230 and 27,321 shares outstanding in 2007 and 2006	29	27
Additional paid-in-capital	219,669	198,763
Accumulated deficit	(209,462)	(187,503)
Total stockholders’ equity	10,236	11,287
Total liabilities and stockholders’ equity	$44,727	$49,168

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.
Condensed Statements of Operations
(Unaudited)
Amounts in thousands, except per share data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Product sales	$3,252	$1,689	$5,252	$2,794
Cost of goods sold	1,503	762	2,404	1,251
Gross profit	1,749	927	2,848	1,543

Revenue from collaborative research licenses and royalties	295	298	574	593

Operating expenses:
Research and development	10,583	10,922	21,613	15,290
General and administrative	1,501	1,209	3,007	2,347
Total operating expenses	12,084	12,131	24,620	17,637

Loss from operations	(10,040)	(10,906)	(21,198)	(15,501)

Interest expense, net	(418)	(699)	(761)	(1,225)

Net loss	$(10,458)	$(11,605)	$(21,959)	$(16,726)

Basic and diluted net loss per share	$(0.37)	$(1.27)	$(0.79)	$(1.83)

Weighted average common shares (basic and diluted)	27,914	9,158	27,649	9,146

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.
Condensed Statement of Stockholders’ Equity
For the six months ended June 30, 2007
(Unaudited)
Amounts in thousands, except for share and per share data

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2007	27,321,319	$27	$198,763	$(187,503)	$11,287

Issuance of common stock through private placement ($11.38 per share)	1,757,469	2	19,998	—	20,000

Exercise of options to purchase common stock ($0.40 - $6.84 per share)	138,375	—	59	—	59

Issuance of common stock for services rendered by directors ($23.62 per share)	12,500	—	295	—	295

Share-based payment — employee compensation	—	—	554	—	554

Net loss	—	—	—	(21,959)	(21,959)

Balance at June 30, 2007	29,229,663	$29	$219,669	$(209,462)	$10,236

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
Amounts in thousands

	Six Months Ended June 30,
	2007	2006

Cash flows from operations:
Net loss	$(21,959)	$(16,726)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	873	743
Non cash share-based payments	849	412
Non cash interest expense	120	381
Changes in operating assets and liabilities:
Accounts receivable	(486)	170
Inventory and other current assets	(202)	(1,473)
Other assets	328	2
Accounts payable and accrued expenses	(2,130)	2,610
Deferred revenue	(476)	(476)
Long-term interest payable and other liabilities	200	895
Net cash used in operations:	(22,883)	(13,462)

Cash flows from investing activities:
Purchases of property and equipment	(2,322)	(697)
Proceeds from redemption of short-term investments	24,797	15,009
Purchases of short-term investments	(18,730)	—
Net cash provided by investing activities	3,745	14,312

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(584)	(534)
Restricted cash	11	(119)
Proceeds from the issuance of common stock	20,059	20
Payment of debt financing fees	(400)	—
Net cash provided by (used in) financing activities	19,086	(633)

Net (decrease) increase in cash	(52)	217
Cash at beginning of period	714	597

Cash at end of period	$662	$814

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS  THERAPEUTICS, INC.
  NOTES TO CONDENSED FINANCIAL STATEMENTS
Amounts in thousands, except for share and per share data

1.             Basis of Presentation

The accompanying unaudited condensed financial statements of Osiris Therapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The interim financial statements are unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included.  The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

A summary of the combined activity under both of our stock-based compensation plans as of June 30, 2007 and changes during the six months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	695,915	$2.05	8.3	$16,149
Granted	317,000	21.76
Exercised	(138,375)	0.42		2,143
Forfeited or expired	(22,129)	3.39
Outstanding at June 30, 2007	852,411	9.61	8.4	3,331

Exercisable at June 30, 2007	304,928	0.80	7.6	3,875

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $12.76 per share. We received a total of $59 in cash from the exercise of options during the six months ended June 30, 2007.  Also during the six months ended June 30, 2007, we granted 12,500 unrestricted shares of common stock to members of our Board of Directors under our 2006 Omnibus Plan and recognized $295 in share-based expense.  As of June 30, 2007, 458,260 shares of common stock remain available for future grants under our 2006 Omnibus Plan.

Share-based compensation included in the statements of operations for the three and six months ended June 30, 2007 and 2006 was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Biologic drug candidates	$186	$126	$330	$213
Biologic tissue product	37	—	46	—
General and administrative	97	113	178	198
Total	$320	$239	$554	$411

As of June 30, 2007, there was approximately $4.6 million of total unrecognized share-based compensation cost related to options granted under our plans that will be recognized over a weighted-average period of approximately 3-years.

Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2007	2006
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,190	$562
Cash paid for taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to directors for services rendered	295	86

Significant New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”).  This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value.  This pronouncement is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact of this new standard, but currently believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS159 will have on its condensed consolidated financial statements.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

3.             Segment Reporting

In 2007, we began to manage our business in two reportable operating segments: the Biologic Drug Candidates segment and the Biologic Tissue Product segment.  Our Biologic Drug Candidates segment focuses on developing and marketing products to treat medical conditions in the inflammatory, orthopedic and cardiovascular areas.  Its operations have focused on clinical trials.  Our Biologic Drug Candidates segment does not presently have any products approved for sale and its revenues consist of license fees and royalties from collaborative research agreements.

Our Biologic Tissue Product segment includes the manufacture and sale of Osteocel, which we launched in July 2005 and is currently being used by orthopedic surgeons for focal bone repair.

We evaluate the performance of our Biologic Tissue Product segment based upon gross margin and operating income before net interest expense, depreciation, and corporate general and administrative expenses, which we refer to as segment profit or loss.  We have presented estimated 2006 segment results through the gross profit result to compare to our 2007 presentation in the table below.  However, because our Biologic Tissue Product segment was not managed as a separate segment during 2006 we are unable to determine the other operating expenses that may have been attributable to this segment in 2006.

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

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.  During the three and six months ended June 30, 2007 and 2006, we sold product produced in our Biologic Tissue Product segment primarily to two customers, both of which represent greater than ten percent of our revenues.

The table below sets forth the revenues, gross margin and segment profit (loss) for the three and six months ended June 30, 2007, and the revenues and gross margin for the three and six months ended June 30, 2006.

	Biologic Drug	Biologic Tissue
	Candidates	Product	Corporate	Total
Three Months Ended June 30, 2007
Revenues	$295	$3,252	$—	$3,547
Gross margin	—	1,749		1,749
Segment profit (loss)	(10,042)	1,503	(1,501)	(10,040)

Six Months Ended June 30, 2007
Revenues	$574	$5,252	$—	$5,826
Gross margin	—	2,848		2,848
Segment profit (loss)	(18,360)	169	(3,007)	(21,198)

Three Months Ended June 30, 2006
Revenues	$298	$1,689	$—	$1,987
Gross margin	—	927		927

Six Months Ended June 30, 2006
Revenues	$593	$2,794	$—	$3,387
Gross margin	—	1,543		1,543

We reported a loss in our Biologic Tissue Product segment for the quarter ending March 31, 2007 which was primarily attributable to costs associated with the expansion of our Osteocel manufacturing facility, as we experienced failed production qualification runs while expanding our capacity. The production issues were subsequently resolved in late March 2007, and the expanded facility is currently producing product in line with expectations..

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited Condensed Financial Statements for the three and six months ended June 30, 2007 and other disclosures included in this Quarterly Report on Form 10-Q. Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2007 and 2006.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2006.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Forward Looking Information.”

We are a leading stem cell therapeutic company focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic and cardiovascular areas.   Beginning in the first quarter of 2007, we began to manage our business in two operating segments.  Our reportable operating segments that are managed separately consist of our Biologic Drug Candidates segment and our Biologic Tissue Product segment.

In our Biologic Drug Candidates segment,  we currently have five clinical trials ongoing. We are currently enrolling patients in a Phase III clinical trial for Prochymal, our lead biologic drug candidate, for the treatment of steroid refractory Graft versus Host Disease, or GvHD. We were recently given clearance to conduct a Phase III trial using Prochymal to treat Crohn’s Disease. In addition, we have two other clinical stage biologic drug candidates, Chondrogen for regenerating cartilage in the knee, and Provacel for repairing heart tissue following a heart attack. We have developed stem cell capabilities in research and development, manufacturing, marketing and distribution. We manufacture clinical batches of our biologic drug candidates.

Our Biologic Tissue Product segment  produces and markets Osteocel, which was launched in  July 2005 for regenerating bone in orthopedic indications.  During the first quarter of 2007, we expanded our Osteocel manufacturing facility and experienced failed production qualification runs.  The production issues were subsequently resolved in late March 2007, and the expanded facility is currently producing product in line with our expectations. We manufacture Osteocel in our Baltimore, MD clean-room facilities. We, together with AlloSource, distribute Osteocel in orthopedic indications and we jointly distribute Osteocel with Blackstone Medical, Inc., a division of Orthofix International, N.V., for spinal procedures and orthopedic indications.

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of June 30, 2007, we had an accumulated deficit of $209.5 million.

Financial Operations Overview

Revenue

Osteocel is our only commercial product. Sales of Osteocel generated revenue of approximately $3.3 million and $5.3 million for the three and six months ended June 30, 2007.

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

Cost of Goods Sold

Our cost of goods sold relate to direct costs of producing Osteocel. Cost of goods sold consist primarily of the costs of obtaining tissue and other chemicals and supplies, direct labor and allocated costs of our facilities and overhead.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified project. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. From inception in December 1992 through June 30, 2007, we incurred aggregate research and development costs of approximately $205 million. We expect our research and development expenses to increase substantially in the future, as we expand our clinical trial activity, as our biologic drug candidates advance through the development cycle and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Interest Expense Net

Interest income consists of interest earned on our cash and short-term investments. Interest expense consists of interest incurred on convertible debt, capital leases and other debt financings. We pay interest on our bank loan, capital leases and our convertible long-term debt.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $75 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2007 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, other than as disclosed herein.

Results of Operations

Comparison of Quarters ended June 30, 2007 and 2006

Revenue

Total revenues increased 80% to $3.6 million for the three months ended June 30, 2007, compared to $2.0 million in the corresponding period in 2006. Our revenues in 2007 resulted primarily from $3.3 million generated from the sale of Osteocel and the recognition of $0.3 million in licensing fees and royalties. In the three months ended June 30, 2006, we recognized $1.7 million from the sale of Osteocel and $0.3 million in license fees and royalties.  The increase in Osteocel sales resulted primarily from higher sales volumes, and to a lesser extent, increases in prices.

Cost of Goods Sold

Cost of goods sold were $1.5 million for the three months ended June 30, 2007 compared to $0.8 million in the corresponding period in fiscal 2006. The cost of goods sold associated with sales of Osteocel is comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross profit on Osteocel sales for the three months ended June 30, 2007 was 54%, compared with 55% for the comparable period in 2006.

Research and Development Expenses

Research and development expenses were approximately $10.6 million for the three months ended June 30, 2007 compared to $10.9 million in the prior year.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended June 30, 2007 compared to $1.2 million in the corresponding period in fiscal 2006.. The increase in 2007 over the prior year was attributable to additional personnel and related costs to support the company’s growth and costs incurred in connection with becoming a public company.

Interest Expense, Net

Interest expense, net was $0.4 million for the three months ended June 30, 2007 compared to $0.7 million in the corresponding period in fiscal 2006..

Comparison of the Six Months ended June 30, 2007 and 2006

Revenue

Total revenues increased 71% to $5.8 million for the six months ended June 30, 2007, compared to $3.4 million in the corresponding period in 2006. Our revenues for the first six months of fiscal 2007 resulted primarily from $5.3 million generated from the sale of Osteocel and the recognition of $0.6 million in licensing fees and royalties. In the six months ended June 30, 2006, we recognized $2.8 million from the sale of Osteocel and $0.6 million in license fees and royalties.

Cost of Goods Sold

Cost of goods sold were $2.4 million for the six months ended June 30, 2007 compared to $1.3 million in the corresponding period in fiscal 2006. The cost of goods sold associated with sales of Osteocel is comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross profit on Osteocel sales for the six months ended June 30, 2007 was 54%, compared with 55% for the comparable period in 2006.

Research and Development Expenses

Research and development expenses were approximately $21.6 million for the six months ended June 30, 2007 compared to $15.3 million in the prior year.  The increase in research and development expenses in the first six months of fiscal 2007 when compared to the same period in 2006 is primarily driven by the advancement of our clinical programs  and the costs of the production qualification runs associated with the expansion of our Osteocel manufacturing facilities, which were approximately $2.4 million.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the six months ended June 30, 2007 compared to $2.3 million in the prior year. The increase in 2007 over the corresponding period in fiscal 2006 was attributable to additional personnel and related costs to support the company’s growth and costs incurred in connection with becoming a public company.

Interest Expense, Net

Interest expense, net was $0.8 million for the six months ended June 30, 2007 compared to $1.2 million in the corresponding period in fiscal 2006.

Liquidity and Capital Resources

Liquidity

At June 30, 2007, we had $0.7 million in cash and $32.4 million in short-term investments. In addition to the cash and short-term investments, at June 30, 2007, we had drawn only $5.0 million of the $50.0 million line of credit available for the development of Provacel under a loan agreement with a  large pharmaceutical company. This $5.0 million draw occurred in March 2004. In connection with this line of credit, we have granted the pharmaceutical company a security interest in the intellectual property, equipment and books and records involved in the development, manufacture and distribution of Provacel. The pharmaceutical company is also obligated to make additional investments in our Company and pay licensing fees up to $45.0 million to us upon completion of certain milestones.

In addition to the $5.0 million balance on the line of credit, at June 30, 2007, our debt included approximately $20.0 million of convertible promissory notes due in 2009.

Cash Flows

Net cash used in operating activities was $14.3 million for the three months ended June 30, 2007 primarily reflecting our net lost of $10.5 million and net unfavorable changes in our working capital of $4.6 million, partially offset by $0.8 million in non-cash expenses.  During the second quarter of 2007, we built up our inventory and accounts receivable associated with Osteocel in connection with our expanded manufacturing facilities and the resulting increase in sales.  We also paid cash interest of $1.0 million during this quarter, which reduced our current liabilities. Net cash used in operating activities for the second quarter of 2006 was $9.5 million, primarily reflecting a net loss of $11.6 million, which was partially offset by $1.7 million in favorable working capital changes and $0.7 million in non-cash interest expense and depreciation and amortization.

Net cash used in operating activities was $22.9 million for the six months ended June 30, 2007, compared to $13.5 million for the six month period ended June 30, 2006.

Net cash used in investing activities was $6.2 million for the three months ended June 30, 2007, including $1.5 million of capital expenditures spent primarily on our MSC manufacturing facilities in Columbia, Maryland and the net increase in short-term investments. During the quarter ended June 30, 2007, we invested the majority of the $20.0 million raised in the private placement of our common stock in short-term investments.  Net cash provided  in investing activity for the three months ended June 30, 2006 was $9.8 million. In the second quarter of 2006 we sold $10.3 million of short-term investments and had purchases of property and equipment of $0.5 million.

Net cash provided by investing activities for the six months ended June 30, 2007 was $3.7 million, which included $2.3 million of capital expenditures and the net sale of $6.1 million in short-term investments.  Net cash provided by investing activities for the first half of 2006 was $14.3 million, including the sale of $15.0 million of short-term investments.

Net cash provided by financing activities was $19.3 million for the three months ended June 30, 2007. This includes $20.0 million raised in the private placement of our common stock through Friedli Corporate Finance, Inc.. Net cash used in financing activities was $0.5 million for the three months ended June 30, 2006.

Net cash provided by financing activities for the six months ended June 30, 2007 was $19.1 million, which is primarily the result of the $20.0 million private placement of our common stock through the efforts of Friedli Corporate Finance.  Net cash used in financing activities for the first half of 2006 was $0.6 million.

Capital Resources.

Our future capital requirements will depend on many factors, including, but not limited to:

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

As a result of these and other factors, we will likely need or choose to seek additional funding prior to our becoming cash flow positive on an operational basis. We would likely seek such funding through public or private financings or some combination of them. Although not our current focus, we might also seek funding through collaborative arrangements if determined to be necessary or appropriate. We are also pursuing government contracts to help offset the remaining development costs and reduce adoption risks by securing advanced purchase commitments for Prochymal. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technologies or biologic drug candidates. If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then existing stockholders would result. If we raise additional capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

We expect that our available cash and interest income, including the availability under our line-of-credit, will be sufficient to finance currently planned activities through mid 2008. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors” in our Annual Report on Form 10-K, among other things.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

On June 8, 2007, we sold 1,757,469 shares of our common stock in a private placement at $11.38 per share, through the efforts of Friedli Corporate Finance, Inc., raising $20.0 million. The shares were sold under Regulation S of the Securities Act of 1933 to institutional and accredited investors primarily based in Switzerland.  There were no commissions paid on the proceeds raised.  The proceeds from the private placement are intended to be used to fund further development of the Company’s adult stem cell products. We deposited the proceeds in two highly rated financial institutions in the United States.

The private placement was led by Peter Friedli, our Chairman of the Board of Directors and our largest stockholder.  Mr. Friedli is also the President and sole owner of Friedli Corporate Finance, Inc.  Included among the purchasers of the common stock was Peter Friedli, individually, who invested $14.0 million and New Venturetec, Inc., a Swiss publicly traded company approximately 3% owned by Mr. Friedli who serves as its President, that invested $3.0 million. Our Board of Directors, including all the independent directions, but with Mr. Friedli abstaining, unanimously approved the offer and sale of the common stock, including the sale of a portion of the offering to Mr. Friedli and New Venturetec, Inc., and the arrangements with Friedli Corporate Finance, Inc.

The securities sold in the private placement have not been registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”) or any state securities laws and may not be offered or sold within the United States or to U.S. Persons unless registered under the U.S. Securities Act and applicable state securities laws or unless an exemption from such registration is available.  Pursuant to the terms of the private placement, the holders are provided demand registration rights for the shares of common stock, but only after such time as the Company becomes eligible to effect such registration pursuant to a registration statement on Form S-3 or another “short form” registration statement.

Initial Public Offering

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

None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates, to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and these other estimated offering expenses, our net proceeds from the offering were approximately $34.4 million.  We deposited the net proceeds in two highly rated financial institutions in the United States.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).    Between August 4, 2006 and June 30, 2007, we used approximately $21.3 million of the net proceeds to fund our operating activities, including activities relating to the development of our biologic drug candidates and for working capital, capital expenditures, repayment of debt and other general corporate purposes.  During this period, our research and development expenses comprised approximately 90% of our operating expenses.  The remaining approximately $13.1 million in net proceeds remains on deposit in two highly rated financial institutions in the United States.  At June 30, 2007, we had $33.1 million in cash and short-term investments.

Item 3.                 Defaults Upon Senior Securities

None

Item 4.                 Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on May 31, 2007.  Of the 27,467,632 share of common stock outstanding as of the record date of the annual meeting, 21,962,027 shares, or 79.8%, of the total shares eligible to vote at the annual meeting, were represented in person or by proxy.  Two proposals were submitted to our shareholders and approved at the annual meeting, as follows:

1.                                       Election of Directors. Jay M. Moyes and Gregory H. Barnhill were elected to serve as members of the board of directors for a term expiring at the Company’s Annual Meeting of Shareholders to be held in 2010 and until their successors are duly elected and qualify.  The number of votes cast for or withheld from each nominee, both in person and by proxy, was as follows:

Jay M. Moyes	21,922,317 FOR	3,710 WITHHOLD
Gregory H. Barnhill	21,914,607 FOR	11,420 WITHHOLD

The term of office of each of Peter Friedli, Felix Gutzwiller and C. Randal Mills continued beyond the meeting.

2.                                       Ratify Independent Registered Public Accountants. The appointment of Stegman & Company, independent registered public accountants, to act as the Company’s independent auditors for the fiscal year ending December 31, 2007 was ratified, as follows:

For	21,916,924
Against	8,103
Abstain	1,000

Item 5.                 Other Information

None

Item 6.                 Exhibits

Exhibit Number	Description of Exhibit

*10.1	Letter Agreement dated June 6, 2007 between Friedli Corporate Finance, Inc. and Osiris Therapeutics, Inc. establishing the terms of the private placement of $20.0 million of unregistered securities.

*10.2	Form of Subscription Agreement, dated June 6, 2007, by and between the Registrant and Private Placement Investor.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the United States Securities and Exchange Commission on June 7, 2007.

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

Osiris Therapeutics, Inc.

Date: August 10, 2007	/s/ Cary J. Claiborne
Cary J. Claiborne
Chief Financial Officer