Form 10-Q
period 2007-09-30
OSIRIS THERAPEUTICS, INC.
filed 2007-11-13
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 13, 2007
Common Stock, par value $0.001 per share	29,229,788

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                           Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

Condensed Balance Sheets

Amounts in thousands

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash	$584	$714
Short-term investments	21,756	38,467
Accounts receivable	1,759	1,596
Inventory and other current assets	3,444	2,858
Total current assets	27,543	43,635

Property and equipment, net	6,784	3,942
Restricted cash	280	297
Deferred financing costs, net	385	567
Other assets	333	727
Total assets	$35,325	$49,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,904	$8,339
Note payable, current portion	—	49
Capital lease obligations, current portion	1,178	1,129
Deferred revenue, current portion	635	952
Total current liabilities	8,717	10,469

Note payable, net of current portion	25,000	25,000
Capital lease obligations, net of current portion	11	895
Deferred revenue, net of current portion	—	397
Long-term interest payable and other liabilities	1,420	1,120
Total liabilities	35,148	37, 881

Stockholders’ equity:
Common stock, $.001 par value, 90,000 shares authorized 29,230 and 27,321 shares outstanding in 2007 and 2006	29	27
Additional paid-in-capital	220,000	198,763
Accumulated deficit	(219,852)	(187,503)
Total stockholders’ equity	177	11,287
Total liabilities and stockholders’ equity	$35,325	$49,168

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)
Amounts in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales	$4,003	$2,539	$9,255	$5,333
Cost of goods sold	1,826	1,113	4,230	2,364
Gross profit	2,177	1,426	5,025	2,969

Revenue from collaborative research licenses and royalties	294	302	868	895

Operating expenses:
Research and development	10,842	9,242	32,455	24,532
General and administrative	1,689	5,300	4,696	7,647
Total operating expenses	12,531	14,542	37,151	32,179

Loss from operations	(10,060)	(12,814)	(31,258)	(28,315)

Interest expense, net	(330)	(2,751)	(1,091)	(3,976)

Net loss	$(10,390)	$(15,565)	$(32,349)	$(32,291)

Basic and diluted net loss per share	$(0.36)	$(0.75)	$(1.15)	$(2.47)

Weighted average common shares (basic and diluted)	29,230	20,769	28,234	13,063

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statement of Stockholders’ Equity

For the nine months ended September 30, 2007
(Unaudited)
Amounts in thousands, except for share and per share data

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2007	27,321,319	$27	$198,763	$(187,503)	$11,287

Issuance of common stock through private placement, net of offering costs ($11.38 per share)	1,757,469	2	19,948	—	19,950

Exercise of options to purchase common stock ($0.40 - $6.84 per share)	138,500	—	59	—	59

Issuance of common stock for services rendered by directors ($23.62 per share)	12,500	—	295	—	295

Share-based payment — employee compensation	—	—	935	—	935

Net loss	—	—	—	(32,349)	(32,349)

Balance at September 30, 2007	29,229,788	$29	$220,000	$(219,852)	$177

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)
Amounts in thousands

	Nine Months Ended September 30,
	2007	2006

Cash flows from operations:
Net loss	$(32,349)	$(32,291)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,341	1,139
Non cash share-based payments	1,230	5,887
Non cash interest expense	182	3,961
Changes in operating assets and liabilities:
Accounts receivable	(163)	(39)
Inventory and other current assets	(586)	(1,579)
Other assets	393	(78)
Accounts payable and accrued expenses	(1,366)	2,956
Deferred revenue	(714)	(714)
Long-term interest payable and other liabilities	299	(1,996)
Net cash used in operations	(31,733)	(22,754)

Cash flows from investing activities:
Purchases of property and equipment	(4,184)	(933)
Proceeds from redemption of short-term investments	35,787	26,586
Purchases of short-term investments	(18,730)	(35,805)
Net cash provided by (used in) investing activities	12,873	(10,152)

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(896)	(808)
Restricted cash	17	(113)
Proceeds from the issuance of common stock, net of offering costs	20,009	34,795
Payment of debt financing fees	(400)	—
Net cash provided by financing activities	18,730	33,874

Net (decrease) increase in cash	(130)	968
Cash at beginning of period	714	597

Cash at end of period:	$584	$1,565

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

Stock-Based Compensation Plans

In 1994, we adopted the Amended and Restated 1994 Stock Incentive Plan (the 1994 Plan) under which 875,000 shares of common stock have been reserved for issuance upon the exercise of options or other equity grants that we issue from time to time.  In 2006, we adopted the 2006 Omnibus Plan, under which we reserved 850,000 shares of common stock for issuance upon the exercise of stock options or other equity grants.  We stopped granting options under the 1994 Plan upon the completion of our initial public offering in August 2006.

A summary of the combined activity under both of our stock-based compensation plans as of September 30, 2007 and changes during the nine months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	695,915	$2.05	8.3	$16,149
Granted	327,500	19.27
Exercised	(138,500)	0.42		2,145
Forfeited or expired	(24,381)	3.93
Outstanding at September 30, 2007	860,534	8.77	8.5	3,550

Exercisable at September 30, 2007	328,145	1.24	7.5	3,821

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $13.07 per share. We received a total of $59 in cash from the exercise of options during the nine months ended September 30, 2007.

Also during the nine months ended September 30, 2007, we granted 12,500 unrestricted shares of common stock to members of our Board of Directors under our 2006 Omnibus Plan and recognized $295 in share-based expense.  As of September 30, 2007, 380,760 shares of common stock remain available for future grants under our 2006 Omnibus Plan.

Share-based compensation, (excluding director compensation) included in the statements of operations for the three and nine months ended September 30, 2007 and 2006 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Biologic drug candidates	$252	$83	$582	$296
Biologic tissue product	15	—	61	—
General and administrative	114	832	292	1,030
Total	$381	$915	$935	$1,326

As of September 30, 2007, there was approximately $4.5 million of total unrecognized share-based compensation cost related to options granted under our plans that will be recognized over a weighted-average period of approximately 3.5-years.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flows information:
Cash paid for interest	$1,219	$760
Cash paid for taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to directors for services rendered	295	198

Significant New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”).  This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value.  Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures.  SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value.  This pronouncement is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact of this new standard, but currently believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objectives are to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS159 will have on its condensed consolidated financial statements.

In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue 07-3”). The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

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

In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular operating segment.  Accordingly, capital expenditures and total asset information by reportable segment is not presented.  The reportable segments use the same accounting policies as those used by the Company.  There are no significant inter-segment sales or transfers.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.  During the three and nine months ended September 30, 2007 and 2006, we sold product produced in our Biologic Tissue Product segment primarily to two customers, both of which represent greater than ten percent of our revenues.

The table below sets forth the revenues, gross margin and segment profit (loss) for the three and nine months ended September 30, 2007, and the revenues and gross margin for the three and nine months ended September 30, 2006.

	Biologic Drug	Biologic Tissue
	Candidates	Product	Corporate	Total
Three Months Ended September 30, 2007
Revenues	$294	$4,003	$—	$4,297
Gross margin	—	2,177		2,177
Segment profit (loss)	(10,151)	1,781	(1,690)	(10,060)

Nine Months Ended September 30, 2007
Revenues	$868	$9,255	$—	$10,123
Gross margin	—	5,025		5,025
Segment profit (loss)	(28,511)	1,950	(4,697)	(31,258)

Three Months Ended September 30, 2006
Revenues	$302	$2,539	$—	$2,841
Gross margin	—	1,426		1,426

Nine Months Ended September 30, 2006
Revenues	$895	$5,333	$—	$6,228
Gross margin	—	2,969		2,969

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “Risk Factors” in our Annual Report 10-K under Part I—Item 1A, “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our quarterly reports on Form 10-Q and any amendments thereto. When used in this Quarterly Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding the following: our product development efforts; our clinical trials and anticipated regulatory requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells and biologic drug candidates; our cash needs; patents and proprietary rights; ability of our potential products to treat disease; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2006, and our unaudited Condensed Financial Statements for the three and nine months ended September 30, 2007 and other disclosures included in this Quarterly Report on Form 10-Q. Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2007 and 2006.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2006.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Forward Looking Information.”

We are a leading stem cell therapeutic company focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic and cardiovascular areas.  We currently market and sell Osteocel for regenerating bone in orthopedic indications.  Prochymal is in Phase III clinical trials for both Graft verses Host Disease and Crohn’s disease and is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.  We have also partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies.  Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for arthritis in the knee, and Provacel, for repairing heart tissue following a heart attack. We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products.  We have developed extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries including 47 U.S. and 211 foreign patents owned or licensed.  Beginning in the first quarter of 2007, we began to manage our business in two operating segments.  Our reportable operating segments that are managed separately consist of our Biologic Drug Candidates segment and our Biologic Tissue Product segment.

In our Biologic Drug Candidates segment, we currently have seven clinical trials ongoing.  We are currently enrolling patients in a Phase III clinical trial for Prochymal, our leading biologic drug candidate, for the treatment of steroid refractory Graft verses Host Disease, or GvHD, a life threatening complication of bone marrow transplantation.  We recently received clearance to commence a Phase III clinical trial for Prochymal for the treatment of acute GvHD and are enrolling patients in a Phase III trial using Prrochymal to treat Crohn’s Disease.  We also received FDA approval of a new IND for diabetes and clearance to conduct a Phase II trial evaluating Prochymal for the treatment of type 1 diabetes.  In addition, we have two other clinical stage biologic drug candidates; Chrondrogen for arthritis in the knee, and Provacel for repairing heart tissue following a heart attack.  We have developed stem cell capabilities in research and development, manufacturing, marketing and distribution.  We manufacture clinical batches of our biologic drug candidates and contract with independent pharmaceutical companies to manufacture additional batches.

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

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of September 30, 2007, we had an accumulated deficit of $220 million.

Financial Operations Overview

Revenue

Osteocel is our only commercial product. Sales of Osteocel generated revenue of approximately $4.0 million and $9.3 million for the three and nine months ended September 30, 2007, respectively.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified project. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. From inception in December 1992 through September 30, 2007, we incurred aggregate research and development costs of approximately $216 million. We expect our research and development expenses to increase substantially in the future, as we expand our clinical trial activity, as our biologic drug candidates advance through the development cycle and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Interest Expense,Net

Interest income consists of interest earned on our cash and short-term investments. Interest expense consists of interest incurred on convertible debt, capital leases and other debt financings. We pay interest on our bank loan, capital leases and our convertible long-term debt.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $75 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under Internal Revenue Code Section 382, and we could be subject to the alternative minimum tax.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2007 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006, other than as disclosed herein.

Results of Operations

Comparison of Quarters ended September 30, 2007 and 2006

Revenue

Total revenues increased 54% to $4.3 million for the three months ended September 30, 2007, compared to $2.8 million in the corresponding period in 2006. Our revenues for the three months ended September 30, 2007 resulted primarily from $4.0 million generated from the sale of Osteocel and the recognition of $0.3 million in licensing fees and royalties. In the three months ended September 30, 2006, we recognized $2.5 million from the sale of Osteocel and $0.3 million in license fees and royalties.  The increase in Osteocel revenues resulted primarily from higher sales volumes, and to a lesser extent, increases in prices.

Cost of Goods Sold

Cost of goods sold were $1.8 million for the three months ended September 30, 2007 compared to $1.1 million in the corresponding period in fiscal 2006. The cost of goods sold associated with sales of Osteocel is comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross profit on Osteocel sales for the three months ended September 30, 2007 was 54%, compared with 56% for the comparable period in 2006.

Research and Development Expenses

Research and development expenses were approximately $10.8 million for the three months ended September 30, 2007 compared to $9.2 million for the comparable period in 2006, reflecting the increase in our clinical trial activities.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended September 30, 2007 compared to $5.3 million in the corresponding period in fiscal 2006. The 2006 expenses include $4.4 million in non-cash share-based compensation charges related to certain options that vested upon the completion of our initial public offering pursuant to employment agreements, and the value of a warrant that became determinable upon the completion of our initial public offering. General and administrative expenses in the third quarter of 2006 exclusive of these non-cash charges were $0.9 million. The increase in general and administrative expenses exclusive of non-cash charges in the third quarter of 2007, as compared to the same period last year, exclusive of non-cash charges, was attributable primarily to additional personnel and related costs to support growth, and costs incurred as a result of our status as a public company.

Interest Expense, Net

Interest expense, net was $0.3 million for the three months ended September 30, 2007 compared to $2.8 million in the corresponding period in fiscal 2006. The 2006 expenses include the recognition of previously deferred financing costs and premiums associated with debt that was converted into common stock at the completion of our initial public offering. Excluding items related to the initial public offering, net interest expense for the third quarter of 2006 was $0.1 million.

Comparison of the Nine Months ended September 30, 2007 and 2006

Revenue

Total revenues increased 63% to $10.1 million for the nine months ended September 30, 2007, compared to $6.2 million in the corresponding period in 2006. Our revenues for the nine months ended September 30, 2007 resulted primarily from $9.3 million generated from the sale of Osteocel and the recognition of $0.9 million in licensing fees and royalties. In the nine months ended September 30, 2006, we recognized $5.3 million from the sale of Osteocel and $0.9 million in license fees and royalties.

Cost of Goods Sold

Cost of goods sold were $4.2 million for the nine months ended September 30, 2007 compared to $2.4 million in the corresponding period in fiscal 2006. The cost of goods sold associated with sales of Osteocel is comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross profit on Osteocel sales for the nine months ended September 30, 2007 was 54%, compared with 56% for the comparable period in 2006.

Research and Development Expenses

Research and development expenses were approximately $32.5 million for the nine months ended September 30, 2007 compared to $24.5 million for the comparable period last year.  The increase in research and development expenses in the first nine months of fiscal 2007 when compared to the same period in 2006 was primarily driven by the advancement of our clinical programs and the costs of the production qualification runs associated with the expansion of our Osteocel manufacturing facilities during the first quarter of 2007, which were approximately $2.4 million.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the nine months ended September 30, 2007 compared to $7.6 million for the comparable period last year. The 2006 expenses include $4.4 million of non-cash charges associated with the completion of our initial public offering. Exclusive of these charges, general and administrative expenses for the nine months ended September 30, 2006 were $3.2 million. The increase in general and administrative expenses exclusive of non-cash charges in 2007, as compared to the corresponding period in fiscal 2006, was attributable primarily to additional personnel and related costs to support growth, and costs incurred as a result of our status as a public company.

Interest Expense, Net

Interest expense, net, was $1.1 million for the nine months ended September 30, 2007 compared to $4.0 million in the corresponding period in fiscal 2006. The 2006 expenses include $2.7 million of previously deferred debt financing costs and premiums associated with debt that was converted into common stock upon the completion of our initial public offering. Exclusive of these charges, net interest expense during the corresponding period of 2006 was $1.3 million.

Liquidity and Capital Resources

Liquidity

At September 30, 2007, we had $22.3 million in cash and short-term investments. In addition to the cash and short-term investments, at September 30, 2007, we had drawn only $5.0 million of the $50.0 million line of credit available for the development of Provacel under a loan agreement with a  large pharmaceutical company. This $5.0 million draw occurred in March 2004. In connection with this line of credit, we have granted the pharmaceutical company a security interest in the intellectual property, equipment and books and records involved in the development, manufacture and distribution of Provacel. The pharmaceutical company is also obligated to make additional investments in us and pay licensing fees up to $45.0 million to us upon completion of certain milestones.

In October 2007, we obtained a $30.0 million financing commitment from Friedli Corporate Finance, Inc., which is owned by Peter Friedli who is the Chairman of our Board of Directors and largest shareholder. This financing commitment is for a twelve month term and provides for financing through the issuance by us of common stock issued at a price determined as the basis of market value, or 3-year promissory notes bearing interest at LIBOR plus 4%. Although we control the timing of draws made during the term of the commitment, if any, Friedli Corporate Finance, Inc. determines whether we issue common stock or promissory notes, subject, however to limitations as to the aggregate number of shares of common stock that may be issued. We did not incur any fees in connection with this financing commitment.

In addition to the $5.0 million balance on the line of credit, at June 30, 2007, our debt included  $20.0 million of convertible promissory notes due in April 2009.

Cash Flows

Net cash used in operating activities was $8.9 million for the three months ended September 30, 2007 primarily reflecting our net loss of $10.4 million and net favorable changes in our working capital of $0.6 million, and $0.9 million in non-cash expenses.  During the third quarter of 2007, we built up our inventory associated with Osteocel in connection with our expanded manufacturing facilities and the resulting increase in sales.  Net cash used in operating activities for the third quarter of 2006 was $9.3 million, primarily reflecting a net loss of $15.6 million, which was partially offset by $3.2 million in unfavorable working capital changes and $9.5 million in non-cash interest expense, share-based payments and depreciation and amortization. The majority of the non-cash interest expense and share-based payments incurred in 2006 were related to the completion of our initial public offering.

Net cash used in operating activities was $31.7 million for the nine months ended September 30, 2007, compared to $22.5 million for the nine month period ended September 30, 2006.

Net cash provided by investing activities was $9.1 million for the three months ended September 30, 2007, including $1.9 million of capital expenditures spent primarily on our  manufacturing facilities in Columbia, Maryland, partially offset by the sale of $11.0 million of short-term investments. Net cash used in investing activity for the three months ended September 30, 2006 was $24.5 million. In the third quarter of 2006 we invested the net proceeds from our initial public offering in short-term investments and had purchases of property and equipment of $0.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $12.9 million, which included $4.2 million of capital expenditures and the net sale of $17.1 million of short-term investments.  Net cash used in investing activities for the corresponding period of 2006 was $10.2 million, including the net sale of $9.2 million of short-term investments.

Net cash used in financing activities was $0.4 million for the three months ended September 30, 2007. This includes scheduled payments on our capital leases and notes, as well as expenses incurred in connection with the $20.0 million private placement of our common stock in June 2007, through Friedli Corporate Finance, Inc. Net cash provided by financing activities was $34.5 million for the three months ended September 30, 2006, composed primarily of the net proceeds from our initial public offering.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $18.7 million, which is primarily the result of the $20.0 million private placement of our common stock through the efforts of Friedli Corporate Finance.  Net cash provided by financing activities for the corresponding period of 2006 was $33.9 million, this resulted from our initial public offering.

Capital Resources

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

As a result of these and other factors, we will likely need or choose to seek additional funding prior to our becoming cash flow positive on an operational basis. We would likely seek such funding through public or private financings or some combination of them. Although not our current focus, we might also seek funding through collaborative arrangements if determined to be necessary or appropriate. We are also pursuing government contracts in an effort to help offset the remaining development costs and reduce adoption risks by securing advanced purchase commitments for Prochymal. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technologies or biologic drug candidates. If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then existing stockholders would result. If we raise additional capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

We expect that our available cash and interest income, including the availability under our line-of-credit and financing commitment, will be sufficient to finance currently planned activities through 2008. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors” in our Annual Report on Form 10-K, among other things.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.               Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.               Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business. However, we are not currently a party to any material pending legal proceedings.

Item 1A.            Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 26, 2007.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement

On June 8, 2007, we sold 1,757,469 shares of our common stock in a private placement at $11.38 per share, through the efforts of Friedli Corporate Finance, Inc., raising $20.0 million. The shares were sold under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), to institutional and accredited investors primarily based in Switzerland.  There were no commissions paid on the proceeds raised.  The proceeds from the private placement are intended to be used to fund further development of the Company’s adult stem cell products. We deposited the proceeds in two highly rated financial institutions in the United States.

The private placement was led by Peter Friedli, our Chairman of the Board of Directors and our largest shareholder.  Mr. Friedli is also the President and sole owner of Friedli Corporate Finance, Inc.  Included among the purchasers of the common stock was Peter Friedli, individually, who invested $14.0 million and New Venturetec, Inc., a Swiss publicly traded company approximately 3% owned by Mr. Friedli who serves as its President, that invested $3.0 million. Our Board of Directors, including all the independent directors, but with Mr. Friedli abstaining, unanimously approved the offer and sale of the common stock, including the sale of a portion of the offering to Mr. Friedli and New Venturetec, Inc., and the arrangements with Friedli Corporate Finance, Inc.

The securities sold in the private placement have not been registered under the Securities Act or any state securities laws and may not be offered or sold within the United States or to U.S. Persons unless registered under the U.S. Securities Act and applicable state securities laws or unless an exemption from such registration is available.  Pursuant to the terms of the private placement, the holders are provided demand registration rights for the shares of common stock.

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

We registered 3,500,000 shares of our common stock in connection with the initial public offering and the aggregate offering amount was $38.5 million.  We paid approximately $2.7 million in underwriting discounts and commissions to the underwriters.  We also incurred other expenses in connection with the offering of approximately $1.4 million, including registration fees, accounting and legal, printing and engraving and other expenses.

None of the underwriting discounts and commissions or offering expenses that were incurred were paid to directors or officers of ours or their associates, to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and these other estimated offering expenses, our net proceeds from the offering were approximately $34.4 million.  We deposited the net proceeds in two highly rated financial institutions in the United States.

There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).  Between August 4, 2006 and September 30, 2007, we used approximately all of the net proceeds from our initial public offering to fund our operating activities, including activities relating to the development of our biologic drug candidates and for working capital, capital expenditures, repayment of debt and other general corporate purposes.  During this period, our research and development expenses comprised approximately 90% of our operating expenses.  The remaining approximately $2.0 million in net proceeds remains on deposit in two highly rated financial institutions in the United States.  At September 30, 2007, we had $22.3 million in cash and short-term investments.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit

*10.1

Letter Agreement dated October 3, 2007 between Friedli Corporate Finance, Inc. and the Registrant (together with forms of subscription agreements and promissory note), establishing the terms of the $30 million financing commitment.

**10.2

Amendment to Lock-up Agreement acknowledged September 20, 2007, by and between the Registrant and Peter Friedli and Venturetec, Inc., amending the terms of the Lock-up Agreement dated October 31, 2006.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on October 10, 2007.

**	Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on September 20, 2007.

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

Osiris Therapeutics, Inc.

Date: November 13, 2007	/s/ Cary J. Claiborne
Cary J. Claiborne
Chief Financial Officer