Form 10-K
period 2007-12-31
OSIRIS THERAPEUTICS, INC.
filed 2008-03-17
CIK 1360886

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from to

Commission file number 001-32966

Osiris Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0881115 (I.R.S. Employer Identification No.)
7015 Albert Einstein Drive, Columbia, Maryland (Address of principal executive offices)	21046-1707 (Zip Code)
443-545-1800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on with Registered
Common Stock, $0.001 par value	NASDAQ Global Market

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        On June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting Common Stock held by non-affiliates of registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Market was approximately $201,789,000.

        The number of shares of the registrant's Common Stock outstanding as of March 9, 2008 is 31,652,561.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our 2007 fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

OSIRIS THERAPEUTICS, INC.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2007

PART I

Item 1.    Business.

Forward-Looking Information

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to collaborations or business combinations, business trends and other information that is not historical information and, in particular, may appear under the headings "Risk Factors" in this Part I—Item 1A, "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other documents we file with the Securities and Exchange Commission, or SEC, including, among others, our quarterly reports on Form 10-Q and any amendments thereto.

        When used in this Annual Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding the following: our product development efforts; our clinical trials and anticipated regulatory requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for Mesenchymal Stem Cells (MSCs) and biologic drug candidates; our cash needs; patents, trademarks and other proprietary rights; ability of our potential products to treat disease; our ability to supply a sufficient amount of our products to meet regular and repeated demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

        All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this report, including "Risk Factors." There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

        When we use the terms "Osiris," "we," "us," and "our" we mean Osiris Therapeutics, Inc., a Delaware corporation.

Company Overview

        We are a leading stem cell therapeutic company headquartered in Columbia, Maryland and focused on developing and marketing products to treat medical conditions in the inflammatory,

orthopedic, and cardiovascular areas. We were incorporated in Delaware in April 2002. Our predecessor company was organized in 1992. We currently manufacture, market and sell Osteocel® for regenerating bone in orthopedic indications. It is the only commercially available product in the U.S. containing viable stem cells. Our lead biologic drug candidate, Prochymal™, is being evaluated in Phase III clinical trials for three indications, including acute and steroid refractory Graft versus Host Disease ("GvHD") and Crohn's disease, and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the Food and Drug Administration ("FDA"). Prochymal is also being developed for the repair of heart tissue following a heart attack and for protection of pancreatic islet cells in patients with type 1 diabetes. Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee. We have also partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies.

        Osiris is a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries including 47 U.S. and 253 foreign patents owned or licensed.

        Osteocel and our two biologic drug candidates utilize human mesenchymal stem cells, or MSCs. MSCs can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give MSCs the potential to treat a wide variety of medical conditions. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for the following reasons:

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

  •
  Ability to Mass Produce.  Through our proprietary manufacturing methods, we can grow MSCs in a controlled fashion to produce up to 10,000 treatments of our biologic drug candidates from a single bone marrow donation. Our ability to produce a large quantity of treatments from one donation provides us with manufacturing efficiencies and product consistency that are essential to commercialization.

  •
  Universal Compatibility.  Many stem cell therapies under development can elicit a rejection response in the recipient and therefore require donor-to-recipient matching or potentially harmful immunosuppression. This greatly reduces manufacturing efficiencies and creates a risk of mismatch which can result in an acute inflammatory response and, potentially, in death. Based on our clinical experience, we believe that our biologic drug candidates are not rejected by the patient's immune system and so, like type O negative blood, do not require matching. This universal compatibility allows us to produce a standardized product available to all patients in almost any medical setting.

  •
  Treatment on Demand.  Our biologic drug candidates can be stored frozen at end-user medical facilities until they are needed. We anticipate that medical facilities will be able to prescribe and dispense these products in much the same way as conventional drugs. In contrast, other stem cell technologies under development require weeks to prepare after a patient's need is identified. This is a key feature of our technology, as many patients in the critical care setting require prompt treatment.

        The following table summarizes key information about Osteocel and our biologic drug candidates.

Product/Candidate	Indication	Status
Osteocel	Spinal Procedures	Marketing
	Orthopedics	Marketing
Prochymal	Steroid Refractory Acute GvHD	Phase III
	First Line Treatment of Acute GvHD	Phase III
	Biologics Refractory Crohn's Disease	Phase III
	Type I Diabetes	Phase II
	Acute Myocardial Infarction	Phase II
	Acute Radiation Syndrome	Preclinical
Chondrogen	Osteoarthritis & Cartilage Protection	Phase I/II

        Osteocel consists of a matrix of cancellous bone containing mesenchymal stem cells and is used in spinal fusion and other orthopedic surgical procedures. Cancellous bone is the porous and spongy inner structure accounting for approximately 20% of total bone mass. Osteocel is the only commercially available product containing viable stem cells in the United States. We launched Osteocel in July 2005 and to date it has been used in over 15,000 surgical procedures. We produce Osteocel from the marrow-rich bone of organ and tissue donors, and we believe that it is properly characterized, and regulated by the FDA, as a human cell, tissue, and cellular and tissue-based product, or HCT/P, under section 361 of the Public Health Service Act. Unlike our biologic drug candidates, our ability to supply Osteocel is limited by the amount of marrow-rich bone that we are able to obtain from organ and tissue donors. Osteocel is currently distributed non-exclusively by us and by Blackstone Medical (a subsidiary of Orthofix International NV) for orthopedic indications, and jointly by us and Blackstone Medical for spinal procedures. We are party to a multi-year agreement with AlloSource, a non-profit tissue procurement organization for the supply by AlloSource to us of tissue for use in the manufacture of Osteocel. Under the terms of the agreement, AlloSource has committed to provide bone matrix to us for use in the production of Osteocel, and to ensure that the technology is made available to the communities from which it is sourced, the agreement also enables AlloSource to act as a non-exclusive distributor of Osteocel in AlloSource's local donor communities. Recently, we entered into a multi-year agreement with Tissue Banks International (TBI), a non-profit tissue procurement organization for the supply by TBI to us of tissue for use in the manufacture of Osteocel. Under the terms of the agreement, TBI has committed to provide bone matrix to us for use in the production of Osteocel, and to ensure that the technology is made available to the communities from which it is sourced, the agreement enables TBI also to act as a non-exclusive distributor of Osteocel in TBI's local donor communities.

        Prochymal is our lead biologic drug candidate and is being evaluated in Phase III clinical trials for three indications, including the first line treatment of acute GvHD, steroid refractory acute GvHD and biologics refractory Crohn's disease and is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.

  Phase III Clinical Trial—Steroid Refractory Acute GvHD

        We are currently enrolling patients in a pivotal Phase III trial for the treatment of steroid refractory acute GvHD. GvHD is a life threatening immune system reaction that commonly affects the skin, gastrointestinal tract, and liver in patients who have received a bone marrow transplant. Although in the U.S. there are no drugs approved for treating GvHD, the disease is commonly treated off-label with steroids. GvHD that does not respond to this treatment is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In our Phase II trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, 59% responded to Prochymal.

        Our Phase III trial to evaluate Prochymal as a treatment for steroid refractory GvHD is a randomized, double blind, placebo controlled study designed to enroll up to 240 patients. The trial is investigating patient response to eight infusions of Prochymal administered twice per week for four consecutive weeks. The primary trial endpoint is complete resolution of GvHD for at least 28 day duration. Each patient will also be monitored for safety for up to 180 days after their first treatment with Prochymal. Six-month survival is a key secondary endpoint. This trial is being conducted in approximately 80 centers in the United States, Canada, Europe and Australia.

  Phase III Clinical Trial—First Line Treatment of Acute GvHD.

        We are also enrolling patients in a Phase III trial evaluating Prochymal as an add-on therapy to steroids for the first-line treatment of acute GvHD. Our Phase II trial for treatment of newly diagnosed acute GvHD, found that patients were twice as likely to have total clinical resolution of their disease when Prochymal was added to steroid therapy, compared to reported results for steroid only treatment. Twenty-nine of 31 patients, or 94% responded after receiving two infusions of Prochymal, with 24 patients, or 77% achieving a complete response, meaning the patients had experienced total clinical resolution of the disease. At six months, 61% of all patients treated with Prochymal still had a durable response requiring no additional immunosuppressive therapy, clinical intervention, or increased steroid use. Furthermore, 95% of patients achieving a durable response were alive at six months.

        Our Phase III trial to evaluate Prochymal as a first line treatment for GvHD is a randomized, double blind, placebo controlled study designed to enroll up to 184 patients. The trial is investigating patient response to a total of six infusions during the first four weeks of the study. The primary trial endpoint is the proportion of patients who achieve a complete response at day 28 and who survive to day 90 without the addition of a second line therapy. The study is being conducted at approximately 50 centers in the United States and Canada.

  Phase III Clinical Trial—Biologics Refractory Crohn's Disease.

        Based on our clinical observations of the effects of Prochymal on the gastrointestinal symptoms of patients with GvHD, we are developing Prochymal for the treatment of Crohn's disease. Crohn's disease is a chronic condition that results in inflammation of the gastrointestinal tract. We have completed patient enrollment in a Phase II trial for Crohn's disease under a separate Investigational New Drug application ("IND"). We received Fast Track designation from the FDA, for the development of Prochymal for moderate to severe Crohn's disease patients that are refractory to standard therapies, including biologics.

        We are currently enrolling patients in a Phase III trial evaluating Prochymal for the treatment of moderate to severe Crohn's disease that is refractory to biological therapy. The study is designed to enroll up to 258 patients and is double blind, placebo controlled, and includes patients, 18 to 70 years of age, with a Crohn's Disease Activity Index ("CDAI") greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. The study is being conducted at 50 leading centers in the United States and Canada.

  Phase II Clinical Trial—Acute Myocardial Infarction.

        Prochymal is also being evaluated for the repair of heart muscle in patients who have suffered a heart attack. Based on statistics published in 2005 by the American Stroke Association and the American Heart Association, approximately 700,000 individuals in the United States each year experience their first heart attack. According to these same statistics, approximately 20% of these patients suffer extensive damage to their heart muscle leading to heart failure within six years. In preclinical studies in animal models, Prochymal targeted the damaged area of the heart following a single intravenous infusion. These studies also indicate that Prochymal prevents scar formation that typically occurs after a heart attack and improves cardiac function eight to ten weeks after its administration.

        We completed enrollment in a Phase I clinical trial for Prochymal to evaluate its safety and efficacy to restore heart function in patients experiencing a first time myocardial infarction (MI). In March 2007, we reported six-month results in this trial. In a 53-patient, double-blind, placebo-controlled study evaluating the safety and preliminary efficacy of the intravenous administration of Prochymal, MI patients receiving the therapy had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Based on these positive findings, we have received approval from the FDA to initiate a Phase II trial.

  Phase II Clinical Trial—Type 1 Early Onset Diabetes.

        We have recently initiated a Phase II, 60 patient, placebo controlled study in the United States for the treatment of early onset type 1 diabetes in individuals 18 to 30 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients must be enrolled within 2 to 16 weeks of being diagnosed with type-1 diabetes and will receive three infusions of Prochymal over the course of 60 days. Primary efficacy will be measured at six months and the primary endpoint is the marker of insulin response in response to glucose stimulation. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs during 2008 and 2009.

  Preclinical Study—Acute Radiation Syndrome.

        In 2007, we partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome ("ARS"). Under the terms of the contract, DoD will provide funding to us in two stages, with an initial amount of $4.2 million expected to be earned in 2008. The fully funded value of the contract, assuming FDA approval of Prochymal for ARS and exercise by DoD of all of its purchase options for up to 20,000 doses of Prochmal at current prices ($10,000 per dose) is up to $224.7 million. We will carry out this contract in collaboration with Genzyme.

        Chondrogen is our biologic drug candidate for the treatment of osteoarthritis and the reduction of pain in the knee. According to a 2005 article in the American Journal of Sports Medicine, approximately 1.0 million people have surgery to remove damaged or torn meniscus in the United States each year. As noted in a 1999 article in the journal Sports Medicine, patients who have had this procedure are 10 to 15 times more likely to develop osteoarthritis, a highly debilitating orthopedic condition. There are currently no FDA approved products available to regenerate meniscal tissue. In several preclinical studies, Chondrogen regenerated meniscal tissue and prevented osteoarthritis in animal models. We recently completed enrollment in a Phase I/II clinical trial for Chondrogen to evaluate its safety and efficacy in patients following surgery to remove torn meniscus. A total of 55 patients were treated in the Phase I/II, double-blind study evaluating the safety and exploratory effectiveness of Chondrogen, a preparation of adult stem cells formulated for direct injection into the knee. At the twelve month time point, Chondrogen met its primary endpoint, demonstrating product safety. The data also showed improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (OA) who received Chondrogen as compared to those treated with the control, hyaluronic acid (HA). Patients will be followed for safety and additional preliminary efficacy, such as cartilage damage and changes in the meniscus for two years under the current study protocol.

        We expended approximately $50.9 million in fiscal 2007, $37.6 million in fiscal 2006, and $16.9 million in fiscal 2005, on research and development. Our research and development expenditures in 2007 and 2006 were entirely sponsored by us. In 2005, we were reimbursed for $1.4 million of research and development expenditures through grants with the U.S. government. For more detailed financial information, including information regarding our revenues, profit and loss, and total assets and research and development costs and expenses for the past three fiscal years, see our Financial Statements included in Item 8 to this Annual Report on Form 10-K for fiscal year 2007.

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

        MSCs and HSCs are most readily isolated from bone marrow. Because MSCs represent a small fraction of bone marrow cells, they require amplification to be clinically useful. We have developed and optimized a proprietary process for isolating and expanding these cells using standardized cell culture methodologies. We can grow MSCs in a controlled fashion to produce up to 10,000 treatments of our biologic drug candidates from a single bone marrow donation.

        Stem cells can be derived from either the patient, referred to as an autologous source, or from a donor, referred to as an allogeneic source. For many cell therapies, allogeneic sourcing is not possible due to the immune response that typically occurs following the injection of unrelated cells. The non-immunogenic nature of MSCs permits allogeneic cell sourcing and carries significant advantages over autologous sourcing. Allogeneic cell sourcing from a healthy donor population allows for specific quality control measures to select therapeutically optimal stem cells. For example, if a patient's cells are of poor quality due to advanced age, disease or metabolic state, the product to be re-infused will likely be of similar poor quality. We believe that allogeneic sources used in large scale production will enable us to utilize quality control practices to ensure that product potency is reproducible from treatment to treatment. We have developed and continue to develop quality standards for our biologic drug candidates, including potency assays directed to the specific indications for use. To our knowledge, no patients participating in our clinical trials or who have used Osteocel to date have experienced an immunogenic response.

Strategy

        We are striving to be the first company to receive FDA marketing approval and to commercialize a stem cell drug therapy and become the world's leading provider of stem cell therapies.

        Successfully commercialize our lead stem cell therapy, Prochymal.    We are currently enrolling patients in three Phase III clinical trials for Prochymal. Assuming marketing approval, we plan to develop a sales and marketing force to promote Prochymal initially for the first line treatment of acute GvHD and steroid refractory acute GvHD, followed by moderate to severe Crohn's disease. Based on the small number of bone marrow transplantation hospitals in the United States and the lack of effective treatments for this population, we believe we can successfully market Prochymal with a specialized sales force for the treatment of GvHD.

        Expand our pipeline of biologic drug candidates where our stem cell technology has a therapeutic potential.    We are continuously investing in our biologic drug candidate pipeline by evaluating our therapies in additional diseases and disorders where we believe MSCs have potential therapeutic benefit. This will allow us to maintain our position as the leader in cellular therapeutics.

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

Marketed Product

Osteocel®

        Osteocel consists of a matrix of cancellous bone containing mesenchymal stem cells and is used in spinal fusion and other orthopedic surgical procedures. It is the only commercially available product in the United States containing viable stem cells. We launched Osteocel in July 2005 and to date it has been used in over 15,000 surgical procedures. Osteocel is currently distributed non-exclusively by us, Blackstone Medical, AlloSource and TBI for orthopedic indications, and by us jointly with Blackstone Medical for spinal procedures.

        According to data published by the Centers for Medicare and Medicaid Services, over 900,000 surgeries are performed in the United States each year that require the reconstruction or replacement of bone. The standard of care is a procedure known as autograft, in which bone is harvested from another site within the same patient and transferred to the site of injury. The harvested bone contains stem cells and is often an effective agent for regenerating bone. However, this procedure has significant disadvantages. An additional surgery is required to obtain the autograft bone, resulting in increased time under anesthesia, additional blood loss, and the costs associated with an additional surgery. These patients also face an increased risk of infection and may experience chronic post-operative pain from the harvest procedure. As noted in an article published by the University of California, Los Angeles (UCLA) Department of Orthopaedic Surgery, complications from the autograft harvest occur in up to 35% of patients having the procedure. As such, we believe there is a significant medical need for a product that can promote bone formation reliably and eliminate the need for autograft.

        Spinal fusion is a surgical procedure used to correct problems in the spine bones, or vertebrae, and is one of the most common and expensive surgeries in orthopedics. Based on data published by the Centers for Medicare and Medicaid Services, there were 450,000 spine fusion surgeries in 2003, associated with multi-billion dollar health care costs. All spinal fusion surgeries require autograft or other material to support bone formation. Non-viable bone sourced from cadavers, synthetic materials, and recombinant growth factors are used as alternatives to autograft. Each has significant limitations and none has the same regenerative characteristics of autograft. While Osteocel contains the same bone forming properties as autograft, it has several distinct advantages:

  •
  Osteocel avoids the potential complications and expense of an additional surgical procedure;

  •
  the availability of Osteocel during surgery is limited only by the in-house supply, while autograft availability is limited to the amount harvested from the patient in the prior surgical procedure;

  •
  every lot of Osteocel is tested to ensure consistent quality, while the quality of the autograft is dependent upon the health of the patient; and

  •
  ease of use, storage characteristics, and shelf life allow Osteocel to be used in virtually any surgical setting where bone formation is needed.

        Osteocel works in three ways. The cancellous bone matrix of Osteocel is osteoconductive, meaning it encourages new bone growth by providing a scaffold to support bone formation. Osteocel is also inductive. Osteoinduction is the indirect promotion of bone formation by recruiting the patient's cells to the site through signaling mechanisms. Lastly, the stem cells contained in Osteocel make it osteogenic. Osteogenesis is the ability of certain cells to form bone directly. Only two current treatments contain all three of these necessary components for new bone growth: autograft and Osteocel. Over the past 10 years our scientists have published over 20 peer reviewed journal articles demonstrating the consistent osteogenic capabilities of the MSCs in Osteocel.

        We produce Osteocel from the marrow-rich bone of organ and tissue donors. Since its introduction in July 2005, we have been unable to produce quantities of Osteocel sufficient to meet surgeon demand. During 2006, we were constrained by our manufacturing facility and limitations on the supply of marrow-rich bone obtainable from adult organ and tissue donors. To increase our ability to supply our customers, we expanded our manufacturing capacity and increased the number of organ and tissue agencies that supply us with tissue. We are party to a multi-year agreement with AlloSource, a non-profit tissue procurement organization, for the supply by AlloSource to us of tissue for use in the manufacture of Osteocel. AlloSource has committed to to provide bone matrix to us for use in the production of Osteocel, and to ensure that the technology is made available to the communities from which it is sourced, the agreement enables AlloSource to act as a non-exclusive distributor of Osteocel in AlloSource's donor communities. Recently, we entered into a multi-year agreement with Tissue Banks International (TBI), a non-profit tissue procurement organization for the supply by TBI to us of tissue for use in the manufacture of Osteocel. Under the terms of the agreement, TBI has committed to provide bone matrix to us for use in the manufacture of Osteocel, and to ensure that the technology is made available to the communities from which it is sourced, the agreement enables TBI also to act as a non-exclusive distributor of Osteocel in TBI's local donor communities.

        We believe that Osteocel is properly characterized, and regulated by the FDA, as a HCT/P under section 361 of the Public Health Service Act.

        We are in the process of developing a second generation MSC product for bone repair, Osteocel-XC™, as a long-term strategy to relieve supply constraints. Unlike Osteocel, Osteocel-XC will utilize culture-expanded MSCs like our other biologic drug candidates. Based on our clinical and preclinical experience with Osteocel and MSCs, we are preparing to submit an Investigational New Drug application to FDA to study Osteocel-XC.

        Revenues from sales of Osteocel were $15.2 million in fiscal 2007, $8.3 million in fiscal 2006 and $1.0 million in fiscal 2005.

Clinical Programs

Prochymal™

        Prochymal is our biologic drug candidate that is being used to treat medical conditions in a variety of indications. Prochymal is being evaluated in Phase III clinical trials for three indications, including first line and steroid refractory acute Graft versus Host Disease (GvHD) and Crohn's disease, and is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product. Prochymal is also being developed for the repair of heart tissue following a heart attack and for the protection of pancreatic islet cells in patients with type 1 diabetes. We are also developing Prochymal as a medical countermeasure to nuclear terrorism and other radiological countermeasures.

Graft versus Host Disease

        GvHD is a life threatening immune system reaction that commonly affects the skin, gastrointestinal tract, and liver in patients who have received a bone marrow transplant. We estimate that there are approximately 3,000 instances of GvHD in the United States each year.

        Bone marrow transplantation is a treatment of last resort for patients with certain cancers and some genetic diseases. This procedure can result in a particularly serious type of rejection referred to as acute GvHD. This condition gets its name because the bone marrow transplant, or the graft, begins to attack the recipient, or the host. As noted in an article published in the journal Biology of Blood and Marrow Transplantation in 2005, acute GvHD is one of the most common complications of allogeneic bone marrow or hematopoietic stem cell transplantation, affecting approximately 50% of transplant patients. Acute GvHD is graded for prognostic and treatment purposes on a four grade scale, with Grade I considered mild, Grade II moderate, and Grades III-IV considered severe and life-threatening. The onset of GvHD in patients who have received a bone marrow transplant leads to a poor prognosis because of the already weakened state of such patients. According to a 2002 article published in Biology of Blood and Marrow Transplantation, the estimated one-year survival rate for patients with acute GvHD decreases drastically with increasing disease severity, as illustrated below:

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

        The current treatments available for acute GvHD are inadequate in several ways. First, mortality in patients with acute GvHD is unacceptably high. Second, most treatments for acute GvHD work by suppressing or destroying the immune system. This leads to a number of debilitating side effects, including severe and life threatening infection. Unlike steroids or other immunosuppressant drugs, which have a systemic effect, Prochymal's mechanism of action is designed to specifically target areas of inflammation. Therefore, we believe the use of Prochymal will result in a lower rate of life threatening infection.

        We are currently enrolling patients in two Phase III pivotal trials for acute GvHD and have been granted Fast Track status by FDA for both. The first Phase III trial is investigating Prochymal in patients with steroid refractory GvHD. Approximately 80 sites in the United States, Canada, Europe and Australia are participating in this trial. The second Phase III trial is evaluating Prochymal as a first line treatment for acute GvHD and is taking place in approximately 50 leading centers in the United States and Canada.

        A program is also ongoing to provide Prochymal in a compassionate use setting for pediatric patients with severe treatment refractory acute GvHD and no remaining treatment options. At the end of 2007, data was reported for a total of twelve pediatric patients between five months and fifteen years of age suffering from severe (Grade III/IV) acute GvHD. These patients had failed, on average, 3.2 lines of therapy prior to treatment with Prochymal. Patients received a median of eight infusions of Prochymal (range 3-21) at a dose of 2 million cells per kilogram of body weight. All patients (12/12) experienced an objective clinical response to therapy, with 58% (7/12) of patients achieving a complete resolution of their GvHD. The 100 day survival was also 58% (7/12) and directly correlated with response rate. There were no infusional toxicities associated with the administration of Prochymal. This pediatric compassionate use program for Prochymal is ongoing.

        We completed a Phase II trial evaluating Prochymal as a first-line treatment in combination with steroids, for patients diagnosed with Grade II through Grade IV acute GvHD. A total of 32 patients were treated with two infusions of Prochymal, administered 72 hours apart. The treatment commenced within 48 hours of GvHD diagnosis. In this study, we were evaluating safety, dose and response to treatment by day 28. When Prochymal was added to steroid therapy, patients were twice as likely to have total clinical resolution of their disease compared to reported results for steroid only treatment. Twenty-nine of 31 patients, or 94% responded after receiving two infusions of Prochymal, with 24 patients, or 77% achieving a complete response, meaning the patients had experienced total clinical resolution of the disease. At six months, 61% of all patients treated with Prochymal still had a durable response requiring no additional use. Furthermore, 95% of patients achieving a durable response were alive at six months.

        Beginning in 2004, several requests were made by physicians to use Prochymal in a compassionate use setting for patients with acute severe treatment refractory GvHD and no remaining treatment options. Both pediatric and adult patients that had failed to respond to steroids and other immunosuppressive agents were treated on an emergency-use basis, and clinical improvements were seen in gastrointestinal and skin GvHD. Patients were treated with Prochymal every 72 hours as needed for response, for a maximum of eight treatments. Fourteen patients were treated and had failed to respond to an average of 4.4 other drug therapies prior to treatment with Prochymal. A 59% Prochymal response rate was observed in this treatment refractory population, defined as an improvement in at least one affected organ by at least one full GvHD stage without disease progression in any other organ. Because the patients in this trial had previously not responded to multiple lines of therapy and their condition was immediately life threatening, for ethical reasons the use of a placebo control was not possible. Therefore, further analysis of the statistical significance of our results was not performed.

        In 2003 we completed a Phase I trial to determine the safety of Prochymal in patients who received hematopoietic stem cell transplants. The trial investigated patient response to three different doses of Prochymal. No safety concerns related to the use of Prochymal were observed in the 46 subjects who were evaluated.

        We obtained both Fast Track and Orphan Drug designation in 2005 for the use of Prochymal in GvHD patients. The FDA grants Fast Track designation to investigational drugs that have the potential to treat life-threatening diseases with unmet medical needs. Our Biologic License Application will be eligible for an expedited review process by the FDA as a result of this designation. Orphan Drug designation offers several benefits including eligibility for grants to fund studies,, up to seven years of marketing exclusivity and a waiver of the Biologic License Application fee of approximately $900,000. Prochymal is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product candidate.

Crohn's Disease

        Based on our clinical observations of the effects of Prochymal on the gastrointestinal symptoms of patients with GvHD, we are developing Prochymal for the treatment of Crohn's disease. Crohn's disease is a chronic, life-long condition that features relapsing inflammation of the gastrointestinal tract. Severe Crohn's disease can cause intractable diarrhea and abdominal pain, undesirable changes in lifestyle, hospitalization, and unwanted side effects from required medications. Approximately 60% of Crohn's disease patients require at least one surgery to remove an affected portion of their intestine at some time during their lifetime, according to a 2002 article in the journal Alimentary Pharmacology & Therapeutics. This article further notes that there are over 500,000 cases of diagnosed Crohn's disease in the United States, and at any given time approximately 10% of these cases have a severe exacerbation or relapse that does not respond to traditional immunosuppressive treatments. Standard treatments of steroids and other immune suppressants often cause secondary health problems. According to a 2003 article in the British Journal of Clinical Pharmacology, with current medical therapies about 50% of patients with severe Crohn's disease will relapse within one year.

        We completed a Phase II trial studying Prochymal as a treatment for moderate to severe Crohn's disease that is refractory to steroids and other immune suppressants. We enrolled ten patients in this study and communicated the results during the October 2006 annual meeting of the American College of Gastroenterology. The trial was a prospective, randomized, open label trial, conducted at 4 leading centers in the United States. Patients with moderate to severe Crohn's disease, defined as having a Crohn's Disease Activity Index (CDAI) of at least 220, who had previously failed treatment with steroids and other immunosuppressive agents, were given two infusions of Prochymal seven days apart. A total of ten patients were treated and nine patients were evaluated through the 28 day follow-up. One patient elected to exit the trial prior to completion. Patients were assigned to one of two treatment groups and received Prochymal on an outpatient basis. In addition to safety parameters, patients were evaluated for changes in CDAI and improvement in the Inflammatory Bowel Disease

Questionnaire (IBDQ). Prior to entering the trial, patients who had been treated with infliximab or other biological agents were required to complete a washout period of 90 days to preclude the possibility that response was the result of a previous treatment.

        Entering the trial, the average CDAI score at baseline was 341. Patients entering this study had suffered from Crohn's disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn's disease. In the study, one-third of the patients had a reduction of CDAI of greater than 100 points within 14 days of treatment. Each of these responders had failed previous treatment with infliximab (Remicade(R)). Mean IBDQ scores improved significantly from baseline to day 28 (113 to 146, p=0.008). One-third of the patients reported IBDQ scores of at least 170, indicating they had achieved clinical remission of their disease. Although not reaching statistical significance, there appeared to be correlation between dose and response. Patients receiving the high dose had a 72-point greater reduction in CDAI than those receiving low dose (CDAI reduction of 137 vs. 65). There were no infusional toxicities, and no treatment-related severe adverse events.

        As a result of the encouraging data, we are enrolling patients in a Phase III trial evaluating Prochymal for the treatment of moderate to severe Crohn's disease that is refractory to biological therapy. The study is designed to enroll up to 258 patients and is double blind, placebo controlled, and includes patients, 18 to 70 years of age, with a Crohn's Disease Activity Index ("CDAI") greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. The study is being conducted at 50 leading centers in the United States and Canada. We have received Fast Track designation from the FDA, which makes us eligible for expedited FDA review of Prochymal for this indication.

Acute Myocardial Infarction

        We are also evaluating Prochymal for the repair of heart muscle in patients who have suffered a heart attack. Preclinical studies indicate that Prochymal prevents scar formation that typically occurs after a heart attack and improves cardiac function eight to ten weeks after its administration. As discussed further below, we completed enrollment in a Phase I clinical trial for Prochymal in March, 2006. This trial is designed to evaluate the safety and efficacy of Prochymal to restore heart function in patients experiencing a first time heart attack.

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

        Prochymal is being developed for the treatment of heart muscle damage following AMI. Its primary indication is to treat post-AMI complications and prevent the formation of scar tissue and associated cardiac dysfunction. Our preclinical studies indicate that the mechanism by which Prochymal improves myocardial function includes the prevention of pathological scarring of the heart muscle and the formation of new blood vessels. We are developing Prochymal as a therapy to be delivered through a standard intravenous line up to 10 days post-myocardial infarction.

        In preclinical studies, Prochymal selectively targeted the damaged area of the heart when a single infusion was administered. These studies also indicated that Prochymal has the effect of retarding or stopping the progression of further cardiac tissue deterioration and limiting the damage caused by an AMI. Significant improvements in cardiac function as demonstrated by increased ejection fraction, reduced end diastolic pressures, and reduced wall stress were observed eight to ten weeks after administration of Prochymal. A preclinical study was performed to determine if an intravenous infusion of MSCs following myocardial infarction would result in an improvement in cardiac function. Significant improvement in cardiac function as indicated by left ventricular ejection fraction was observed three months after infarct in those animals receiving intravenous delivery of MSCs compared to control animals. MSCs were detected in the damaged area of the heart muscle of Prochymal treated animals, but not in the remote, undamaged regions.

        In March 2006, we completed enrollment of a 53-patient Phase I randomized, double blind, placebo controlled clinical study to evaluate Prochymal in patients following AMI. The trial was designed to investigate patient response to three different doses of Prochymal or placebo. Exploratory efficacy endpoints included overall improvement in the function and remodeling of the heart muscle six months after treatment. A safety evaluation for each subject will be conducted two years after the subject is enrolled in the trial.

        In March 2007, we reported six-month results in this trial. Heart attack patients receiving Prochymal had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Patients in the Prochymal group were four times less likely to experience an arrhythmic event compared to those receiving placebo (9% vs. 37%, p=0.025). Fewer patients experienced clinically significant premature ventricular contractions after receiving Prochymal as compared to placebo at the one month (6% vs. 32%, p < 0.05) and two month (9% vs. 38%, p < 0.05) time points. Patients with anterior wall myocardial infarctions had a statistically significant 7.0 point (24%) improvement in ejection fraction at three months and a 7.3 point (25%) improvement at six months over baseline (p<0.05). In comparison, placebo patients in this group did not have a significant increase. Patients receiving Prochymal had significantly improved pulmonary function as measured by improvement in FEV1% predicted values (17 point Prochymal vs. 6 point placebo, p<0.05). Significantly more patients who received Prochymal experienced improvement in their overall condition at six months as compared to those receiving placebo (42% vs. 11%, p=0.027).

        In February 2008, we reported interim results at the one-year time point in the Phase I trial. The trial continued to demonstrate Prochymal's strong safety profile as well as continued statistically significant improvement in heart function. One year magnetic resonance imaging (MRI) data on left ventricular ejection fraction (LVEF) was collected and patients treated with Prochymal showed a statistically significant 5.2 point increase over baseline (p=0.021). Patients receiving placebo showed only a 1.8-point improvement over baseline, which was not statistically significant. Patients with more severe myocardial infarction, defined as a baseline LVEF of 45 or less, demonstrated even greater effects. The Prochymal treatment group showed a 6.5-point improvement one year post-treatment, compared to a 1.9-point increase in the placebo group. Prochymal treated patients continued to experience fewer adverse events at a rate of 6.1 per patient, compared to 8.0 per patient in the placebo group. This one-year interim analysis was performed as a part of the full two-year follow-up, and as a result, contains only limited data.

        Based upon the positive results from the Phase I trial, we received approval from the FDA to initiate a Phase II trial.

Type 1 Diabetes

        We are also investigating Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. Type 1 diabetes, commonly known as juvenile diabetes or insulin-dependent diabetes, is an autoimmune disorder that attacks and destroys insulin producing islet cells in the pancreas causing glucose accumulation in the blood. As a result, those suffering from type 1 diabetes must take insulin to regulate blood sugar levels. Over time, poorly controlled diabetes can lead to serious health conditions, including heart disease, stroke, blindness, amputations, kidney disease and nerve damage. Currently, there are no preventative measures for type 1 diabetes. In preclinical research, both animal and human bone marrow-derived mesenchymal stem cells (MSCs) were shown to preserve beta cell function in animal models of diabetes.

        In October 2007, we reported the initiation of a Phase II trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care in preserving insulin production in patients recently diagnosed with type 1 diabetes mellitus. The trial is double-blind, placebo-controlled and will target the enrollment of 60 patients. Patients in the study will receive three intravenous infusions of Prochymal over the course of sixty days. The primary endpoint of the trial is the measurement of C-peptide produced during a Mixed Meal Tolerance Test in patients treated with Prochymal, compared to those receiving placebo. This test is frequently used in diabetic patients to determine how much insulin is being produced by the pancreas in response to glucose stimulation. The patients in the trial will be followed for safety and efficacy for two years

Chondrogen

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

        The meniscus is a crescent-shaped cushion in the knee joint that protects cartilage and enables the knee to move smoothly. Injury and tears to the meniscus are common and can be traumatic, arising from sports injury for example, or degenerative, due to daily wear and tear. An injured or torn meniscus is painful and typically requires surgical intervention. The current standard of care for significant injuries is partial meniscectomy surgery, in which the damaged portion of the meniscus is permanently removed. According to a 2005 article in the American Journal of Sports Medicine, approximately 1.0 million people have surgery to remove damaged or torn meniscus in the United States each year. As noted in a 1999 article in the journal Sports Medicine, patients who have had this procedure are 10 to 15 times more likely to develop osteoarthritis, a highly debilitating orthopedic condition. As a result, a significant medical need exists for a product that can regenerate the meniscal tissue removed during surgery and prevent cartilage degeneration.

        At the end of the first quarter of 2006, we completed a randomized double-blind, placebo controlled Phase I/II clinical trial evaluating Chondrogen for safety and preliminary efficacy based upon regeneration of meniscus at six-months. We plan on evaluating each patient for safety two years after the patient enrolled in the trial. Participants in the trial received one of two doses of Chondrogen or placebo, and a total of 55 patients were treated. At the six-month time point, Chondrogen met its primary endpoint, demonstrating product safety. An initial review of the data showed that Chondrogen was well tolerated, was not associated with serious adverse events, did not result in any adverse hematological events, and did not result in the formation of any unwanted or ectopic tissue. There was no significant change in the volume of meniscus on MRI at six-months in patients that received Chondrogen compared to those patients receiving placebo. However, about 30% of patients treated with Chondrogen demonstrated an improvement in their baseline cartilage or joint condition, while no patients in the placebo group demonstrated similar improvement.

        In November 2007, we reported one-year data for the Phase I/II Chondrogen trial. The data continued to show improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (OA) who received Chondrogen as compared to those treated with the control, hyaluronic acid (HA). Patients receiving the control were 3.5 times more likely to experience degenerative bone changes associated with OA as compared to those receiving Chondrogen. The effects were dose dependent and pain scores improved from six months to one year following treatment, suggesting Chondrogen caused a biological modification of patients' OA. Patients will be followed for safety and additional preliminary efficacy, such as cartilage damage and changes in the meniscus for two years under the current study protocol.

Collaborations

JCR Pharmaceuticals Co., Ltd.—License Agreement

        In August 2003, we entered into a license agreement with JCR Pharmaceuticals Co., Ltd. ("JCR"), pursuant to which we granted to JCR an exclusive right in Japan to our MSC technology for use in connection with the use of hematopoietic stem cells derived from peripheral blood, cord blood or bone marrow in the treatment of hematological malignancies.

        The license agreement provided for a payment by JCR to us of an up-front license fee of $3.0 million and payment of an additional $0.5 million upon certain technology transfer. In addition, if and when marketing approval is obtained in Japan, JCR is required to pay up to $7.0 million in pre-commercialization milestones per product and certain amounts for pre-determined thresholds of cumulative net sales. Lastly, JCR has an obligation to pay royalties to us, with such amount dependent upon the cumulative net sales. We received a $0.5 million milestone payment in 2007 when JCR filed an IND in Japan.

        Under the terms of the collaborative arrangement, JCR will bear all costs associated with bringing the drug to market in Japan. JCR is obligated to use its reasonable best efforts to develop and commercialize in Japan products covered under the terms of the license, including conducting clinical trials and procuring regulatory and other approvals. The license expires with respect to specific products on the later of 15 years from the date of the first sale of the product in Japan or the date on which our last patent in Japan covering that product expires. Also, the license and the collaboration can be terminated unilaterally by JCR upon 180 days notice to us or by mutual agreement between us and JCR.

        In conjunction with this collaboration, JCR made a $3.0 million investment in our preferred stock, which converted at the closing of our initial public offering into 136,363 shares of our common stock.

Genzyme Corporation—Collaboration Agreement

        In July, 2007, we entered into an agreement with Genzyme Corporation for collaboration in the preparation and execution of development and purchase agreements with United States and Allied government agencies for countermeasures to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") for the development and stockpiling of Prochymal for the treatment of Acute Radiation Syndrome ("ARS"). Under the terms of the contract, the DoD will provide technology and product development funding to us in two stages, with an initial amount of $4.2 million expected to be earned in 2008. The contract further provides for additional funding for activities leading to FDA approval of Prochymal for ARS and the scaling up of manufacturing processes, and provides the DoD with successive options for the purchase of up to 20,000 doses of Prochymal in the aggregate. The total value of the contract, assuming FDA approval and the exercise by the DoD of all of its options to purchase doses of Prochymal at current prices ($10,000 per dose), is up to $224.7 million. We will carry out this contract in partnership with Genzyme, with us contributing Prochymal and our corresponding safety and advocacy database to the effort, and with Genzyme lending its mass product development and large scale commercialization expertise. Our agreement with Genzyme provides for Genzyme to receive a royalty of 15% of net product sales, limited to those sales made under contracts with United States or Allied government agencies for emergency preparedness.

Juvenile Diabetes Research Foundation—Collaborative Agreement

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes. Under the terms of the agreement, JDRF has agreed to fund $4.0 million of the research costs, payable to us based upon the achievement of established milestones. We expect to earn $2.0 million during 2008 from the agreement, and $2.0 million during 2009.

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

        Blackstone markets Osteocel under the "Trinity" name. We have also retained the right to directly market and distribute Osteocel under the Osteocel brand.

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

        Boston Scientific paid a $5.0 million licensing fee to us upon the effectiveness of the license, and lent us $5.0 million under a line of credit that was established in connection with the collaborative agreement. In conjunction with this collaboration, Boston Scientific made a $10.0 million investment in our preferred stock, which converted at the closing of our initial public offering into 500,000 shares of our common stock.

        In December 2007, we terminated the research, development and commercialization collaborative agreements with Boston Scientific and regained the worldwide rights to cardiac indications. Upon termination of the agreements, the outstanding amounts due under the line of credit, together with accrued interest were converted into a one-year 8% promissory note which is payable in quarterly installments beginning in January 2008.

Intellectual Property

        We have established a considerable patent position in adult stem cell technology. We currently own or have exclusive licenses to approximately 47 issued U.S. patents. Foreign counterparts to these patents, including composition of matter claims, have been filed, and we own or hold licenses to approximately 253 issued patents in Europe, Canada, Australia and other countries. The patents and patent licenses included in our portfolio address the composition and therapeutic use of mesenchymal stem cells. We are committed to protecting our intellectual property position and to aggressively pursue our patent portfolio, and have approximately 13 additional U.S. patent applications pending and approximately 59 foreign patent applications on file but not yet allowed. For most of our biologic drug candidates, we rely on multiple patents in combination.

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

        The exclusive license is subject to any rights of a governmental agency based on research funding by such an agency, and to CWRU's retained rights under the patents for non-clinical research, testing or educational purposes of CWRU.

        With respect to the patents licensed to us, we are obligated to pay royalties to CWRU based on sales of products covered by granted licensed patents, and such royalties commence with respect to each such product on the third anniversary of the initial sale thereof. We are also obligated to pay minimum royalties under the agreement with CWRU. We are responsible for patent costs and along with CWRU have the right to enforce licensed patents. The license is terminable by CWRU in the event that there is a material breach by us. Otherwise the license is for the life of the patents. Under certain circumstances, we are obligated to negotiate in good faith with a third party a sublicense under patents licensed from CWRU and under patents and know-how owned by us that are reasonably required by the third party to exercise the granted sublicense. We are not obligated to grant such a sublicense where it would have a potential adverse effect on a product being researched, developed or commercialized by us or by a licensee or sub licensee of ours.

        Under terms of a Marketing, Collaboration and License Agreement with Lonza, we have licensed our MSC technology to Lonza to sell MSCs, the MSC descendants, cells produced from MSCs and materials used with MSCs for commercial and non-commercial research purposes. Under the terms of this agreement, Lonza is specifically precluded from selling the licensed products for use in humans. We receive royalties on any sales under this agreement.

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

Manufacturing

Production of Biologic Drug Candidates

        We believe that we have differentiated ourselves from other stem cell companies through proprietary manufacturing methods that allow for the controlled growth of MSCs to produce up to 10,000 treatments of our biologic drug candidates from a single bone marrow donation. This is in contrast to most other stem cell technologies that are able to make only a single treatment from each donation.

        We have been manufacturing mesenchymal stem cells for over nine years. The first material manufactured in-house was released in 1999. Since that time manufacturing has continued to improve in support of clinical trials. The current manufacturing process utilizes cell factories, a closed system of surfaces on which the cells adhere, for stem cell expansion. We have developed this technology into a reproducible process that can be scaled up at additional sites. A second manufacturing site was successfully qualified in 2003. In addition, JCR Pharmaceuticals, our partner in Japan, has successfully implemented our manufacturing technology in Japan. We believe that we perform all of our manufacturing activities in compliance with the FDA's current Good Manufacturing Practice requirements.

        Our manufacturing process begins with the collection of bone marrow aspirate from qualified volunteer donors, 18-30 years of age. Prior to donation, these individuals are screened and tested for a battery of diseases including HIV and hepatitis according to the FDA's donor suitability guidance. We purchase bone marrow aspirate from commercial sources. Since the mesenchymal stem cell is extremely rare, accounting for only one in every 100,000 cells in bone marrow, an initial purification process is required. Upon arrival at our facilities, MSCs are isolated and selectively removed from the bone marrow through a multi-step process. A beneficial feature of our stem cells is that they adhere to the surface of the cell factory and the other remaining cell populations do not adhere and are washed away throughout the process. Our stem cells are then expanded, harvested, packaged and cryopreserved as an in-process intermediate, and we conduct a second battery of quality testing. Each packaged intermediate is further expanded and formulated to produce the final product. Sterility and quality testing completes the process. This well-defined process has allowed for the development of a supply chain where material specifications have been established and vendors have been qualified.

        The final product will be configured to allow for ease of storage, distribution and use in the clinic. We expect the product will be provided in ready-to-use patient dose quantities, shipped from the distribution center on dry ice, and stored in the freezer at the pharmacy.

Production of Osteocel

        Osteocel is a matrix of viable cancellous bone containing primary or unexpanded MSCs. Unlike our biologic drug candidates, the stem cells and cancellous bone used in Osteocel are obtained from organ and tissue donors. Additionally, the production of Osteocel is different from our biologic drug candidates in that it does not feature the expansion of MSCs.

        Since its introduction into the marketplace in July 2005, we have been unable to produce Osteocel in quantities sufficient to meet our customer demand due to constraints in our manufacturing facility and the lack of sufficient quantities of marrow-rich bone. We contract with tissue recovery agencies for Osteocel source tissue. We currently have ten agencies under contract, including Allosource as discussed above. These agencies in turn have contracts with federally designated Organ Procurement Organizations who notify the agencies of donor candidates in their areas. Once an initial qualification of the donor is performed, a surgical team is deployed to remove the tissue and send it to our processing center via overnight delivery. The agencies also compile the donor's medical records, perform a medical and social history evaluation, collect serum samples for serological testing and perform other donor screening services. These agencies operate on a fee-for-service basis, which varies depending upon the tissue type and transplant suitability. We intend to enter into contracts with additional tissue recovery agencies in the future in order to fulfill product demand. We expect to continue to increase manufacturing capacities in line with tissue supply, and believe we will eventually be limited by available donor material regardless of manufacturing capacity.

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

Sales, Marketing and Distribution

        Our current sales network consists of approximately 45 independent sales representatives and a distribution agreement with Blackstone Medical, Inc., and its affiliates, for the distribution of Osteocel. In addition, to ensure that Osteocel is made available to the communities from which it is sourced, our agreements with AlloSource and Tissue Banks International enables these agencies to act as a non-exclusive distributor of Osteocel in their local donor communities.

        To increase Osteocel's market penetration, we intend to further expand our network of sales professionals in the United States. We intend to self commercialize all of our biologic drug candidates in the United States upon FDA approval through the creation of additional sales and marketing capabilities in existing and new indications and the leverage of Osteocel's sales and marketing infrastructure for orthopedic indications. We have entered into a collaborative arrangement with JCR Pharmaceuticals Co., Ltd. for the distribution of Prochymal for GvHD in Japan following marketing approval.

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

Osteocel

        Our marketing of Osteocel is targeted to orthopedic surgeons and neurosurgeons practicing in the United States. The most rapid adoption rates to date have been for spinal fusion procedures. Osteocel is currently distributed by our corporate partner, Blackstone Medical, Inc., and its affiliates, and is also distributed by AlloSource, Tissue Banks International and for us by an independent network of approximately 45 sales representatives. Blackstone is a designer and manufacturer of spinal instruments and implants located in Massachusetts. In the field of orthopedics, we intend to continue to develop a network of sales professionals for the distribution of Osteocel.

Prochymal

        Upon FDA approval of Prochymal for GvHD indications, we expect to focus our sales and marketing efforts on the approximately 210 transplantation hospitals in the United States that are registered with the International Bone Marrow Transplantation Registry. We expect to employ a number of sales representatives, initially targeting the most active transplantation centers in a region. An important component of the sales strategy will be to gain the support of key opinion leaders, facilitating the adoption of Prochymal as the treatment strategy for GvHD. We have entered into a license agreement with JCR Pharmaceuticals that grants it the exclusive right to distribute Prochymal for the treatment of GvHD in Japan when it has been approved for marketing in that country.

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

        Our commercialized product, Osteocel, currently competes with established treatment options such as autograft bone and Medtronic's INFUSE® and potentially may compete with other products currently in development for the same indications. Our two biologic drug candidates, if approved, would compete with several marketed products and other future biologic drug candidates. For our existing product and each of our clinical-stage biologic drug candidates, the primary competitors include:

  •
  Osteocel.  Our commercialized bone regeneration product competes with autograft bone, synthetic biomaterials, growth factors and allograft bone. Competing products include Medtronic's INFUSE®, Stryker's OP-1, numerous bone void filler products such as Zimmer's CopiOs™ and autologous bone marrow products such as DePuy Spine's CELLECT®.

  •
  Prochymal.  If approved, Prochymal will likely be the first drug indicated for the treatment of acute GvHD. The competitive landscape in Crohn's disease is more crowded and if approved, Prochymal will compete with Johnson & Johnson's Remicade®, Abbott's HUMIRA® and Biogen's Tysabri®

  •
  Chondrogen.  If approved, Chondrogen will compete with products such as allograft menisci from cadavers, Conmed Linvatec's meniscal fixation system of screws and arrows and if approved, Regen Biologics' Collagen Meniscus Implant.

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

        In addition, our stem cell therapies may be expensive as compared to other therapies and this may make it more difficult for us to compete with other pharmaceuticals

Government Regulation

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

FDA Approval Process

        We believe that Osteocel is appropriately characterized as a product regulated by the FDA as a "human cells, tissues and cellular and tissue-based product," for which the FDA does not require premarket approval. See the discussion below under the caption "—Human Cellular and Tissue-Based Product." Our biologic drug candidates will require approval from the FDA and corresponding agencies in other countries before they can be marketed. The FDA regulates human therapeutic products in one of three broad categories: biologics, drugs, or medical devices. Our biologic drug candidates will be regulated as biological products. The FDA generally requires the following steps for premarket approval or licensure of a new biological product or new drug product:

  •
  preclinical laboratory and animal tests conducted in compliance with the FDA's Good Laboratory Practice, or GLP, requirements to assess a drug's biological activity and to identify potential safety problems, and to characterize and document the product's chemistry, manufacturing controls, formulation, and stability;

  •
  submission to the FDA of an Investigational New Drug or IND application, which must become effective before clinical testing in humans can begin;

  •
  obtaining approval of Institutional Review Boards, or IRBs, of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with the FDA's Good Clinical Practice, or GCP, requirements;

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

        The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective through September 30, 2007, the user fee for an application requiring clinical data, such as an NDA or BLA, is $896,200. PDUFA also imposes an annual product fee for prescription drugs and biologics ($49,750), and an annual establishment fee ($313,100) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication, and if a contract manufacturer is used, the contract manufacturer is responsible for the establishment fee.

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

        After FDA approval has been obtained, the FDA will require post-marketing reporting to monitor the side effects of the drug. Further studies may be required to provide additional data on the product's risks, benefits, and optimal use, and will be required to gain approval for the use of the product as a treatment for clinical indications other than those for which the product was initially tested. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in the manufacturing process or manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA.

        Additionally, after the FDA has authorized a drug product to enter commercial distribution, numerous regulatory requirements apply. These include, among others, the cGMPs, which require manufacturers to follow extensive design, testing, control, documentation and other quality assurance procedures during the manufacturing process; labeling regulations; the FDA's general prohibition against promoting drug products for unapproved or off-label uses; and adverse event reporting regulations, which require that manufacturers report to the FDA if their drug may have caused or contributed to a death or serious injury. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. drug regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, refunds, recalls or seizures of products (which would result in the cessation or reduction of production volume), total or partial suspension of production, withdrawals or suspensions of current product applications, and criminal prosecution. Adverse events related to a drug product in any existing or future markets could cause regulatory authorities to withdraw market approval for such product.

Fast Track and Orphan Drug Designations

        Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process and provides an opportunity to request priority review of a marketing application providing a six-month review timeline for the designated product. If a preliminary review of the clinical data suggests that a Fast Track product may be effective, the FDA may initiate review of sections of a marketing application for a Fast Track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under PDUFA concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the complete application. During the first quarter of 2005 the FDA designated Prochymal as a Fast Track product for the treatment of GvHD. Prochymal also received Fast Track designation from the FDA in January 2007 for the treatment of refractory Crohn's disease. We cannot predict whether this designation will impact the timing or likelihood of FDA approval of Prochymal.

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

Human Cellular and Tissue-Based Product

        Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient is regulated by the FDA as human cells, tissues, and cellular and tissue-based product, or HCT/Ps. We believe that Osteocel is appropriately characterized as an HCT/P and not as a biologic or drug. HCT/Ps are regulated differently from drug or biologic products due to the fact they are minimally manipulated tissues intended for homologous use in the patient's body, are not combined with a drug, device or biologic, and do not have systemic or metabolic effects on the body. The FDA does not require premarket approval for HCT/Ps, however, it does require strict adherence to federally mandated current Good Tissue Practice, or cGTP, regulations. These regulations are analogous to the GMP regulations described above in terms of manufacturing standards. In addition, the FDA's regulations include other requirements to prevent the introduction, transmission and spread of communicable disease. Specifically, the FDA's regulations require tissue establishments to register and list their HCT/Ps with the FDA and to evaluate donors through screening and testing.

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

        HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals' health information. These laws' requirements could further complicate our ability to obtain necessary research data from our collaborators. In addition, certain state privacy and genetic testing laws may directly regulate our research activities, affecting the manner in which we use and disclose individuals' health information, potentially increasing our cost of doing business, and exposing us to liability claims. In addition, patients and research collaborators may have contractual rights that further limit our ability to use and disclose individually identifiable health information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Foreign Regulation

        We will most likely have to obtain approval for the manufacturing and marketing of each of our products from regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, may involve additional preclinical testing and clinical trials, and the time required may differ from that required for FDA approval or licensure. Although there is now a centralized European Union approval mechanism in place, this applies only to certain specific medicinal product categories. In respect of all other medicinal products, each European country may impose certain of its own procedures and requirements in addition to those requirements set out in the appropriate legislation, many of which could be time-consuming and expensive. Although data requirements presently exist for gene therapy and somatic cell therapy medicinal products, additional European approval standards for cellular therapy are still under development, and consequently approval of cell therapy products in Europe may require additional data that we may not be able to satisfy.

Employees

        As of December 31, 2007, our headcount was 133 individuals, comprising 107 full-time employees and 26 full-time contract employees. Of this total, 70 were engaged in manufacturing and operations, 46 were engaged in research and development and clinical trials and 17 were engaged in administration, facilities and finance. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages.

Executive Officers of the Registrant

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
C. Randal Mills, Ph.D.	36	President and Chief Executive Officer (since July 2004)	Dr. Mills is also a member of the Board of Directors. Prior to joining Osiris, Dr. Mills was an executive officer of Regeneration Technologies, Inc. (NASDAQ—RTIX). Dr. Mills served in several leadership positions at RTI from its formation in 1998 until 2004, including Vice President of Business Development and Vice President of Operation and R&D and is credited with several key initiatives including the development and commercialization of RTI's core technology, BioCleanse®.
Philip R. Jacoby, Jr.	55	Interim Chief Financial Officer and Corporate Secretary (since November 2007)	Mr. Jacoby has over 30 years of financial and management experience with public and privately held companies. Mr. Jacoby joined Osiris in April 2005 as our Corporate Controller and principal accounting officer in preparation for our initial public offering. Prior to joining Osiris, Mr. Jacoby was the Vice President and Corporate Controller for FTI Consulting, Inc. (NYSE—FCN) from 1999 through the first quarter of 2005.
Harry E. Carmitchel	57	Chief Operating Officer (since September 2004)	Mr. Carmitchel has over 25 years of general management and operations experience in the medical field. Prior to joining Osiris, Mr. Carmitchel was a Principal with the Pacific Consulting Group for four years, where he specialized in corporate turnarounds. Prior to this time, Mr. Carmitchel was a General Manager with McQuay International, running a $410 million group, and spent eight years as President of the Medical Division for Stryker Corporation.
Michelle LeRoux Williams, Ph.D.	33	Vice President of Development (since May 2007)	Dr. Williams joined Osiris in 2001 as the Director of Orthopedics and was responsible for the development of Osteocel from the initial concept through product launch in 2005. Dr. Williams also advanced the Chondrogen program from preclinical testing through the Phase I/II clinical trial. Prior to joining Osiris, Dr. Williams completed an NIH postdoctoral fellowship in tissue engineering at Columbia University, evaluating cellular constructs for the repair and regeneration of cartilage in arthritis patients.

Earl R. Fender	60	Vice President and General Manager of Orthopedics (since June 2006)	Prior to joining Osiris, Mr. Fender served for over ten years with DePuy Spine, a Johnson & Johnson company, holding positions as Vice President, Sales, U.S. President, and finally as Worldwide President. Under his direction, DePuy Spine became the second largest spinal implant manufacturer in the world.
Lode Debrabandere, Ph.D.	43	Vice President and General Manager, Inflammatory Diseases (since July 2006)	Prior to joining Osiris, Dr. Debrabandere served for over four years with Bristol-Myers Squibb as Vice President for Strategic Marketing for Neuroscience and Infectious Diseases. He led the Neuroscience Unit and was the Global Brand Leader for Abilify™. Previously, Dr. Debrabandere led the Marketing department of UCB Pharma Inc., focusing in the areas of allergy/respiratory (Zyrtec™) and neurology (Keppra™).

Available Information

        Our website address is www.osiris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. The public may read and copy these materials at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains such reports, proxy and information statements and other information, and the Internet address is http://www.sec.gov. Information contained on our website is not and should not be deemed a part of this annual report or any other report or filing filed with the SEC.

Item 1A.    Risk Factors.

Risks Related To Our Business

We have a history of operating losses and may not achieve or sustain profitability.

        We have incurred losses in each year since our inception and expect to experience losses over the next several years. As of December 31, 2007, we had an accumulated deficit of $241.4 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

        We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to:

  •
  complete our Phase III clinical trials for Prochymal for GvHD and Crohn's disease;

  •
  complete our Phase I/II clinical trial for Chondrogen, and, if supported by the Phase I/II clinical trial, initiate additional clinical trials;

  •
  complete our Phase I clinical trial for Prochymal for cardiac indications, and, if supported by the Phase I clinical trial, initiate Phase II clinical trials;

  •
  complete our Phase II clinical trial for Prochymal for type 1 diabetes, and, if supported by the Phase II clinical trial, initiate Phase III clinical trials;

  •
  complete our preclinical studies for Prochymal for acute radiation syndrome, and, if supported by the preclinical studies, initiate further studies;

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

  •
  complete the relocation of all of our business operations to our Columbia, Maryland leased facility;

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

        Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific, management and sales personnel. These members include C. Randal Mills, Ph.D., Harry E. Carmitchel, Michelle L. Williams, Ph.D., Philip R. Jacoby, Jr., Earl R. Fender and Lode Debrabandere Ph.D. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. We have entered into employment agreements with Dr. Mills, Messrs. Carmitchel, Fender and Dr. Debrabandere. The existence of an employment agreement does not, however, guarantee retention of these employees, and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. Except for Dr. Mills, Messrs. Carmitchel, Fender and Dr. Debrabandere, none of our employees is employed for a specified term. Competition for personnel is intense. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

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

  •
  the timing of and the costs involved in obtaining regulatory approvals for our biologic drug candidates, which could be more lengthy or complex than obtaining approval for a new conventional drug, given the FDA's limited experience with late-stage clinical trials and marketing approval for stem cell therapeutics;

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

        There are also no drugs or therapies currently approved with stated indications for the regeneration of meniscal tissue or the repair of heart muscle following heart attack. As a result, the clinical endpoints for our biologic drug candidates Prochymal and Chondrogen may be difficult to determine. In the case of Prochymal for the treatment of Crohn's disease, there are other products approved for the treatment of this disease, so it is expected that the clinical efficacy endpoints for Prochymal for this indication will be established by comparison with these already approved treatments. In order to obtain FDA approval for this indication, we will have to demonstrate, among other things, that our biologic drug candidate is safe and effective. The results of our clinical trials must be statistically significant, meaning that there must be sufficient data to indicate that it is unlikely the outcome occurred by chance. These challenges may prevent us from developing and commercializing products on a timely or profitable basis, or at all.

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

        If we successfully develop and obtain necessary regulatory approvals, we intend to sell our biologic drug candidates initially in the United States and Europe. In the United States, the market for any pharmaceutical product is affected by the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. Stem cell therapies like Prochymal, and Chondrogen may be expensive compared with standard pharmaceuticals, due to the higher cost and complexity associated with the research, development and production of stem cell therapies, the small size and large geographic diversity of the target patient population for some indications, and the complexity associated with distribution of stem cell therapies which require special handling and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. For example, patients battling GvHD and who, therefore, are candidates for treatment with Prochymal, are typically very ill as a result of an underlying genetic or oncologic condition. Because these patients have a low probability of survival (whether or not their GvHD is successfully treated), third-party payors may resist reimbursing the cost of treatment.

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

        The utilization of donated adult human cancellous bone and bone marrow creates the potential for transmission of communicable disease, including but not limited to human immunodeficiency virus, or HIV, viral hepatitis, syphilis, Creutzfeldt-Jakob disease, or the human form of "mad cow" disease, and other viral, fungal or bacterial pathogens. Although we are required to comply with federal and state regulations intended to prevent communicable disease transmission, and our suppliers of adult human bone and bone marrow are also required to comply with such regulations in connection with their collection, storage and supply to us:

  •
  we or our suppliers may fail to comply with such regulations;

  •
  even with compliance, our products might nevertheless be viewed by the public as being associated with transmission of disease; and

  •
  a patient that contracts an infectious disease might assert that the use of our products resulted in disease transmission, even if the patient became infected through another source.

        Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management's attention and potentially increased expenses. Further, any failure in screening, whether by us or other manufacturers of similar products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products. As a result, such actions or claims, whether or not directed at us, could have a material adverse effect on our reputation with our customers and our ability to market our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manufacture Osteocel in quantities sufficient to expand our market for the product and may not be able to manufacture our biologic drug candidates in quantities sufficient for later stage clinical studies or for commercial sale.

        We may encounter difficulties in the production of Osteocel and our biologic drug candidates due to our manufacturing capabilities. This difficulty could reduce sales of our products, increase our costs or cause production delays, any of which could damage our reputation and hurt our profitability. Even if we were to obtain access to quantities of adult marrow-rich bone sufficient to allow us otherwise to expand our Osteocel manufacturing capabilities, we may not be able to produce sufficient quantities of the product at an acceptable cost, or at all.

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

        We have arrangements in place with third-party collaborators as a means to help us with research and development efforts or marketing and distribution. For example:

  •
  we currently sell a large majority of our Osteocel product through a distribution arrangement with Blackstone Medical, Inc., which sells this product under the Blackstone brand "Trinity";

  •
  we have a collaboration with JCR Pharmaceuticals Co., Ltd. granting to JCR an exclusive right to Prochymal for the treatment of GvHD in Japan; and

  •
  we have a collaboration with Genzyme Corporation to develop effective countermeasures to nuclear terrorism and other radiological emergencies. The initial focus of the collaboration will be to develop Prochymal to treat the potentially lethal complications of acute radiation syndrome.

        We may enter into additional collaborations in the future. We are dependent upon the success of our current and any future collaborators in performing their responsibilities and their continued cooperation. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators' resources that will be devoted to performing their responsibilities under our agreements with them. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development and commercialization of our potential products will be delayed if collaborators fail to conduct their responsibilities in a timely manner or if they breach or terminate their collaboration agreements with us. Disputes with our collaborators could result in product development delays, decreased revenues and litigation expenses. In addition, because our products may be marketed under a different brand name by our collaborators, as is the case in our relationship with Blackstone, should the relationship be terminated for any reason, our product recognition could be adversely impacted, affecting our product and potentially causing brand confusion in the market.

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

        We use third-party manufacturers to supply our biologic drug candidates for clinical trials. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured such components ourselves, including:

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

        We have contracted with Lonza to manufacture quantities of our stem cell drug candidates for our clinical trials. If Lonza is unable to ramp up production sufficiently, we may also not be able to meet anticipated market demand in the future.

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

        We have a manufacturing facility located in Baltimore, Maryland at which we produce and store Osteocel prior to sale. If this facility or the equipment in it is significantly damaged or destroyed, we may not be able to quickly or inexpensively replace our manufacturing capacity. This facility is located on the Baltimore harbor, and in September 2003 it was flooded by Hurricane Isabel. This event resulted in a temporary suspension of our manufacturing operations. In the event of another temporary or protracted loss of this facility or equipment, we may be able to transfer manufacturing to a third party, but the shift would likely be expensive, and the timing would depend on availability of third-party resources and the speed with which we could have a new facility comply with the necessary regulatory requirements. Such an event could halt our distribution of Osteocel due to a lack of available product.

        We lease approximately 61,203 square feet of space in Columbia, Maryland, and plan to begin manufacturing Osteocel in Columbia during the second quarter of 2008. We intend to move all our manufacturing and storage from Baltimore to Columbia during the third quarter of 2008.

        Currently, we maintain insurance coverage totaling $19.4 million against damage to our property and equipment, an additional $4.0 million to cover business interruption and extra expenses, and $5.6 million to cover R&D restoration expenses. If we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

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

        In the marketplace, we compete or may eventually compete with other companies and organizations that are marketing or developing therapies for our targeted disease indications, based on traditional pharmaceutical, medical device or other, non-cellular therapy and technologies. These include: Johnson & Johnson, the manufacturer of CELLECT™ for the repair of bone, which competes with Osteocel; Medtronic and Stryker, the manufacturers of InFuse and OP-1, respectively, which compete with Osteocel; Novartis, the manufacturer of Neoral® for the prevention of organ rejection in transplant patients, which would compete with Prochymal for the treatment of GvHD; and Johnson & Johnson, the manufacturer of Remicade®, and Abbott, the manufacturer of Humira, which would compete with Prochymal for the treatment of Crohn's disease. In addition to those listed above, we have other potential competitors developing a variety of therapeutics.

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

Risks Related to Intellectual Property

If our patent position does not adequately protect Osteocel®, our biologic drug candidates or any future products, others could compete against us more directly, which would harm our business and have a material adverse effect on our financial condition and results of operations.

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

        The claims of our existing U.S. patents and those that may issue in the future, or those licensed to us, may not confer on us significant commercial protection against competing products. Third parties may challenge, narrow, invalidate or circumvent any patents we own or may obtain in the future. Our patents on MSC technology, in particular, are quite broad in that they cover mesenchymal stem cells and the therapeutic use thereof. Patents with broad claims tend to be more vulnerable to challenge by other parties than patents with more narrowly written claims. Also, our pending patent applications may not issue, and we may not receive any additional patents. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies.

        Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. We have nine granted patents and have filed six patent applications that correspond or are related to our commercially available product, Osteocel. The six patent applications have not yet issued and there can be no assurances that they will ever issue. Osteocel is different from our other biologic drug candidates in that it contains primary, or unexpanded, MSCs in a matrix of cancellous bone. Because FDA approval is generally not required for tissue based products like Osteocel, competitors might choose to enter this market and produce a substantially similar product whereby we may not be able to prevent the marketing and sale of any such similar products by others. Should others produce a substantially similar product, we will be subject to increased competition and our potential revenues from Osteocel sales may be limited.

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

        A significant amount of our technology, especially regarding manufacturing processes, is unpatented and is maintained by us as trade secrets. In an effort to protect these trade secrets, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. For example, a portion of the manufacture of Osteocel is protected by trade secrets. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

        There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. For example, the patent that was granted to us in Europe for human mesenchymal stem cells has been opposed in the European Patent Office by two different companies. The outcome of the proceedings is uncertain at this time, but we are vigorously pursuing our rights. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and, as a result, on our business, financial condition and results of operations.

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

        Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If we are unable to conduct our clinical trials properly and on schedule, marketing approval may be delayed or denied by the FDA.

We may not be able to secure and maintain research institutions to conduct our clinical trials.

        We rely on research institutions to conduct our clinical trials. Specifically, the limited number of bone marrow transplant centers further heightens our dependence on such research institutions for the Phase III Prochymal trials. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreement with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

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

        Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Although the FDA and its European counterpart, EMEA have designated Prochymal for the treatment of steroid refractory GvHD as an orphan drug, none of our other biologic drug candidates have received such designation. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the health authorities will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of up to seven years in the United States and ten years in Europe. This exclusivity, however, could block the approval of our biologic drug candidates if a competitor obtains marketing approval before us. Even if we obtain orphan drug exclusivity for any of our biologic drug candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

The Fast Track designation for development of any of our products may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood the biologic drug candidate will receive marketing approval.

        If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification. Although we have obtained a Fast Track designation from the FDA for Prochymal for the treatment of GvHD and treatment refractory Crohn's disease, receipt of Fast Track designation may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures. In addition, the FDA may withdraw our Fast Track designation at any time. If we lose our Fast Track designation, the approval process may be delayed. In addition, our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the expedited review procedures and does not increase the likelihood that Prochymal will receive regulatory approval for the treatments of steroid refractory GvHD or Crohn's disease.

Risks Related to Government Contracts

Federal government spending priority or our relationships with the federal government may change in a manner that harms our business or prospects.

        Our ability to successfully pursue development and purchase agreements with United States and Allied governmental agencies for countermeasures to nuclear terrorism and other radiological emergencies, including the contract awarded to us by the DoD for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome ("ARS"), depends upon continued federal government expenditures on defense, emergency preparadness and other programs. These expenditures will likely fluctuate over time. While spending authorizations for defense and emergency preparadness related programs by the government have increased in recent years, and in particular after the 2001 terrorist attacks, future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to program areas inapplicable to us. Our business, prospects, financial condition and/or operating results could be materially harmed by budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and by changes in fiscal policies or available funding, or by changes in federal government programs or requirements or delays in government appropriations process. In addition, our business, prospects, financial condition and/or operating results could be materially harmed if we are suspended or disbarred from contracting with the federal government or a significant governmental agency, or our reputation or relationship with governmental entities is impaired, or the government otherwise declines to do business with us, or significantly decreases the amount of business it is willing to do with us.

Federal government contracts contain provisions that may be unfavorable to us.

        Federal government contracts contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts. These provisions may allow the government to terminate existing contracts for convenience, as well as for default, to reduce or modify contracts or subcontracts, to cancel multi-year contracts or related purchase orders if funds for contract performance for any subsequent year become unavailable, to decline to exercise an option to renew a multi-year contract or to decline to purchase product pursuant to an option afforded under a contract. If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to the termination. If the government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source.

Unfavorable federal government audit results could subject us to penalties or sanctions and could impair our ability to win new contracts.

        The Defense Contract Audit Agency ("DCAA") and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, compensation and managing information systems. Allegations of impropriety or deficient controls could harm our reputation and/or adversely influence the award of new contracts. Any costs founds to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could result in a substantial adjustment to our revenue earned from federal government contracts.

The government may terminate our federal government contracts at any time.

        Federal government contracts may span one or more base years and one or more option years, and may provide the government with one or more options in respect of continued performance by us thereunder. For example, our contract with the DoD for the development and stockpiling of Prochymal for the treatment of ARS provides the DoD with successive options for the purchase of Prochymal, assuming receipt of FDA approval for its use in the treatment of ARS. Federal government agencies have no obligation to exercise these options unless determined to be in the best interest of the government. Additionally, federal government contracts typically contain provisions permitting the government to terminate the contract for its convenience. A decision not to exercise an option or a decision to terminate a contract could have a material adverse effect on our business and prospects.

If we fail to comply with complex procurement laws and regulations, we could incur various penalties or sanctions.

        To the extent which we enter into contracts or other arrangements with the United States or other Allied governments, we must comply with the laws and regulations relating to the formation, administration and performance of those contracts. These laws and regulations affect how we conduct business with our government contracts. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also allow for the assignment of additional fines and penalties, including contractual damages. Among these laws and regulations are the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of United States federal government contracts, the Truth in Negotiations Act, which requires certification and disclosure of all costs and pricing data in connection with contract negotiations, and laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes, and restricting the export of certain products and technical data. We are subject to periodic review of our performance under and compliance with the terms of any federal government contracts to which we are a party. As a result of these reviews, we may learn that we are not in compliance with all of the terms of any such contracts and we could be subject to civil or criminal penalties or administrative sanctions for failure of compliance.

Risks Related to Our Common Stock

The trading price of the shares of our common stock is highly volatile, and purchasers of our common stock could incur substantial losses.

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

  •
  market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts' reports or recommendations;

  •
  sales of substantial amounts of our stock by existing stockholders;

  •
  sales of our stock by insiders and 5% stockholders;

  •
  general economic, industry and market conditions;

  •
  additions or departures of key personnel;

  •
  intellectual property, product liability or other litigation against us;

  •
  expiration or termination of our relationships with our collaborators; and

  •
  the other factors described in this "Risk Factors" section.

        In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 60% of our outstanding common stock as of December 31, 2007. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

        Peter Friedli, our Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 48% of our outstanding common stock as of December 31, 2007. Accordingly, Mr. Friedli currently has, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

Certain provisions of Delaware law and of our charter and bylaws contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by stockholders.

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

  •
  requirements that special meetings of our stockholders may only be called by the chairman of our Board of Directors, upon request of stockholders holding at least 20% of our capital stock issued and outstanding, or upon a resolution adopted by, or an affirmative vote of, a majority of our Board of Directors; and

  •
  requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our Board of Directors or to place stockholders' proposals on the agenda for consideration at meetings of stockholders.

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable.

Item 2.    Properties.

        Our corporate headquarters are located in Columbia, Maryland, where we lease approximately 61,000 square feet, currently at a rent of approximately $0.8 million per annum. This lease expires in July 2016, and includes options to extend the term of the lease for two additional five year periods. We also lease approximately 126,000 square feet in Baltimore, Maryland where we presently manufacture Osteocel. This lease expires in September 2008, by which time we intend to have consolidated our operations in our Columbia, Maryland facilities. During the second quarter of 2008, we expect to start production of Osteocel in our Columbia, Maryland facility and by the end of the third quarter of 2008, move all of our production activities to Columbia, Maryland. The lease cost for our Baltimore facilities is approximately $1.0 million per annum.

Item 3.    Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Securities Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issurer Purchases of Equity Securities.

Market Information

        Our common stock trades on the NADSAQ Global Market under the symbol "OSIR." The following table lists the high and low sale prices per share for our common stock based on the closing sales prices as reported on the NASDAQ Global Market for the periods indicated.

	2007		2006
	High	Low	High	Low
Quarter Ended
March 31	$29.29	11.85	**	**
June 30	19.05	10.60	**	**
September 30	14.42	11.01	**	**
December 31	14.57	9.98	$27.93	$10.00

    **
    Our stock began trading on the NASDAQ Global Market on August 4, 2006.

Stockholders

        As of March 7, 2008, there were approximately 270 stockholders of record of our common stock and, according to our estimates, approximately 2,099 beneficial owners of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

        In June 2007, we sold 1,757,469 shares of our common stock in a private placement at $11.38 per share, through the efforts of Friedli Corporate Finance, Inc., raising $20.0 million. The shares were sold under Regulation S of the Securities Act of 1933 to institutional and accredited investors primarily based in Switzerland. There were no commissions paid on the proceeds raised. The proceeds from the private placement were used to fund further development of our stem cell products.

        In December 2007, we sold 950,000 shares of our common stock in a private placement at $12.37 per share, through the efforts of Friedli Corporate Finance, Inc., raising $11.8 million. The shares were sold under Regulation S of the Securities Act of 1933 to institutional and accredited investors based in Switzerland. There were no commissions paid on the proceeds raised. The proceeds from the private placement are intended to be used to fund further development of our stem cell products and general corporate purposes. We deposited the proceeds in two highly rated financial institutions in the United States.

        In December 2007, we induced the conversion of $18.8 million of our 10% convertible promissory notes, together with accrued interest, into 1,465,837 shares of common stock at the conversion price of $13.00 per share. In January 2008, we induced the conversion of the remaining $1.2 million of our 10% convertible promissory notes, together with accrued interest, into 85,714 shares of common stock at the conversion price of $14.00 per share. The notes were held by institutional and accredited investors primarily based in Switzerland.

        The private placements and the debt conversions were led by Friedli Corporate Finance, Inc., of which Peter Friedli, our Chairman of the Board of Directors and largest shareholder, is President and sole owner. Included among the purchasers of the common stock was Mr. Friedli, who individually invested $14.0 million in the June 2007 private placement and $1.2 million in the December 2007 private placement, and $8.5 million in the December 2007 debt conversion. New Venturetec, Inc., a Swiss publicly traded company approximately 3% owned by Mr. Friedli who serves as its President, invested $3.0 million in the June 2007 private placement. Our Board of Directors, including all independent directors, but with Mr. Friedli abstaining, together with our Audit Committee, unanimously approved the private placements and note conversion transactions including to Mr. Friedli and New Venturetec, Inc., and the arrangements with Friedli Corporate Finance, Inc.

        The securities sold in the two private placements and issued as a result of the debt conversion have not been registered under the United States Securities Act of 1933, as amended (the "U.S. Securities Act") or any state securities laws and may not be offered or sold within the United States or to U.S. Persons unless registered under the U.S. Securities Act and applicable state securities laws or unless an exemption from such registration is available. Pursuant to the terms of the private placements and debt conversions, the holders were provided demand registration rights for the shares of common stock after such time as we became eligible to effect such registration pursuant to a registration statement on Form S-3 or another "short form" registration statement.

        In January 2008, we filed a Registration Statement on Form S-3 to register 1,904,235 shares of our common stock issued in connection with these two private placements and the debt conversion. The shares of common stock held by Mr. Friedli and New Venturetec, Inc. were not included in this Registration Statement.

Issuer Purchase of Equity Securities and Use of Proceeds

        There were no repurchases by us of our securities during fiscal 2007 or 2006.

Stock Performance Graph

        The following graph shows the cumulative total return, assuming the investment of $100 on August 4, 2006 (the date on which our initial public offering was declared effective and our common stock began trading on the NASDAQ Global Market), on an investment in each of our common stock, the NASDAQ Composite Index (U.S. and Foreign) and the NASDAQ Biotechnology Index. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated by reference to the information set forth under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

Item 6.    Selected Financial Data.

        We derived the selected financial data presented below for the periods or dates indicated from our financial statements. Our financial statements for these periods were audited by Stegman & Company, an independent registered public accounting firm. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Product sales	$15,240	$8,291	$957	$—	$—
Cost of goods sold	6,955	3,697	444	—	—

Gross profit	8,285	4,594	513	—	—
Revenue from collaborative research licenses and grants	2,048	1,181	3,013	3,911	3,981

Operating expenses:
Research and development	50,851	37,590	16,927	11,888	18,639
General and administrative and other expenses	6,708	8,459	2,294	1,704	4,467

Total operating expenses	57,559	46,049	19,221	13,592	23,106

Loss from operations	(47,226)	(40,274)	(15,695)	(9,681)	(19,125)
Interest expense, net	(6,695)	(4,685)	(4,300)	(847)	(605)

Net loss	$(53,921)	$(44,959)	$(19,995)	$(10,528)	$(19,730)

Basic and diluted net loss per share	$(1.89)	$(2.70)	$(2.23)	$(1.19)	$(3.60)

Weighted average shares of common stock used in computing basic and diluted net loss per share	28,489	16,663	8,959	8,814	5,475

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and short-term investments	$18,164	$39,181	$43,471	$488	$1,339
Working capital	7,247	33,166	38,103	(5,459)	(5,314)
Total assets	37,041	49,168	51,014	5,972	9,748
Notes payable, less current portion	1,200	25,000	47,411	7,519	179
Mandatorily redeemable convertible preferred stock	—	—	64,267	—	—
Convertible preferred stock	—	—	32,746	15,243	13,000
Accumulated deficit	(241,424)	(187,503)	(142,544)	(122,549)	(112,021)
Total stockholders' equity (deficit)	14,336	11,287	(73,662)	(13,004)	(5,563)

Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total revenues	$2,279	$3,547	$4,297	$7,165
Product sales	2,000	3,252	4,003	5,985
Cost of goods sold	901	1503	1,826	2,725
Research and development expenses	11,030	10,583	10,842	18,396
General and administrative expenses and fees	1,506	1,501	1,689	2,012
Net loss	(11,501)	(10,458)	(10,390)	(21,572)
**Net loss per common share, basic and diluted	(0.42)	(0.37)	(0.36)	(0.73)
2006
Total revenues	$1,400	$1,987	$2,841	$3,244
Product sales	1,105	1,689	2,539	2,958
Cost of goods sold	489	762	1,113	1,333
Research and development expenses	4,368	10,922	9,242	13,058
General and administrative expenses and fees	1,138	1,209	5,300	812
Net loss	(5,121)	(11,605)	(15,565)	(12,668)
**Net loss per common share, basic and diluted	(0.56)	(1.27)	(0.75)	(0.46)
2005
Total revenues	$385	$1,339	$1,285	$961
Product sales	—	—	284	673
Cost of goods sold	—	—	220	224
Research and development expenses	2,657	3,592	3,464	7,214
General and administrative expenses and fees	752	487	554	501
Net loss	(3,868)	(3,394)	(4,678)	(8,055)
**Net loss per common share, basic and diluted	(0.43)	(0.38)	(0.52)	(0.88)

**
Earning per share are calculated on a quarterly basis and may not be additive to year-to-date amounts.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2007 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "—Item 8. Financial Statements and Supplementary Data." Historical results and any discussion of prospective results may not indicate our future performance. This section contains certain "forward-looking statements" within the meaning of federal securities laws that involve risks and uncertainties, including statements regarding our plans, objective, goals, strategies and financial performance. Our actual results could differ materially from the results anticipated in these forward-looking statements.

2007 Highlights

        We believe cellular therapies have certain advantages over traditional medical approaches. For example, cell therapies can be targeted, avoiding many of the safety complications arising from systemic treatments. Cell therapies can also be responsive to their environment, turning on or off certain effects as conditions in the surrounding tissue change. Cell therapies can also be multifaceted. For example, the cells in Prochymal, our leading biologic drug candidate, have demonstrated the ability to not only down regulate inflammation, but also repair the damage caused by the inflammation.

        We believe the combination of these unique properties will allow us to solve many of the most challenging questions facing medicine today. We have established ourselves as the leader in the emerging field of cell therapy. We have the only stem cell product on the market, Osteocel, and have treated over 15,000 patients. We have six additional indications in the clinic behind Osteocel. Three of these clinical trials are in Phase III and each has been granted fast track status by the FDA.

        During 2007, we:

  •
  achieved $15.2 million in Osteocel sales, compared to $8.3 million during 2006;

  •
  secured $61.7 million in new financing and financing commitments, comprised of a $30.0 million line of credit and $31.7 million of equity raised through two private placements to non-U.S. investors;

  •
  eliminated $18.8 million of debt and accrued interest through the induced conversion of our 10% convertible promissory notes into common stock;

  •
  partnered with Genzyme Corporation to develop medical countermeasures for nuclear and radiological threats;

  •
  received notification of award of a contract award from the U.S. Department of Defense for the development of treatment of acute radiation syndrome with a fully funded value of $224.7 million, assuming FDA approval and exercise of all purchase options;

  •
  received a $4.0 million funding commitment from the Juvenile Diabetes Research Foundation and obtained FDA clearance to conduct a Phase II trial evaluating Prochymal for the treatment of type 1 diabetes;

  •
  reported positive Phase II data from Prochymal in the frontline treatment of acute Graft versus Host Disease ("GvHD") and initiated a pivotal Phase III trial with FDA Fast Track Status;

  •
  initiated a Phase III trial evaluating Prochymal in patients with treatment refractory Crohn's disease and received FDA Fast Track Status;

  •
  reported positive results for Prochymal as a rescue agent in pediatric patients with end stage GvHD; and

  •
  reported positive one-year data for Prochymal in patients suffering acute myocardial infarction.

Business Overview

        We are a leading stem cell therapeutic company focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic and cardiovascular areas. Our marketed product, Osteocel, and our biologic drug candidates utilize mesenchymal stem cells, or MSCs. In July 2005, we launched Osteocel for regenerating bone in orthopedic indications. We currently have eight clinical trials ongoing. We are currently enrolling patients in three Phase III clinical trials for Prochymal, our lead biologic drug candidate, for:

  •
  the treatment of steroid refractory acute GvHD;

  •
  first line treatment of acute GvHD; and

  •
  biologics refractory Crohn's disease.

We have received Fast Track Status from the FDA for each of these pivotal Phase III trials. During 2007, we initiated a Phase II clinical trial to treat type 1 diabetes and are continuing to evaluate the results of our Phase I trial to treat acute myocardial infarction. In addition, we have completed a Phase I/II trial for Chondrogen, our biologic drug candidate for osteoarthritis, reporting statistically significant improvements in pain over placebo. We are currently designing the next phase of clinical testing for Chondrogen.

        We have developed stem cell capabilities in research and development, manufacturing, marketing and distribution. We manufacture Osteocel and, together with AlloSource and Tissue Banks International, distribute Osteocel in orthopedic indications and jointly distribute Osteocel with Blackstone Medical, Inc., a division of Orthofix International, N.V., for spinal procedures.

        We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of December 31, 2007, we had an accumulated deficit of $241.4 million.

Financial Operations Overview

Revenue

        Osteocel is currently our only commercial product. Sales of Osteocel generated revenue of $15.2 million for the year ended December 31, 2007. This increase in Osteocel revenues was due primarily to increased sales volume.

        In 2007 and prior years, we have entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to develop a treatment plan for early onset type 1 diabetes. Under this agreement, JDRF will provide us with up to $4.0 million in funding. Also in 2007, we entered into a collaborative agreement with Genzyme Corporation to develop medical countermeasures for nuclear and radiological threats. In 2003, we entered into an agreement with a foreign pharmaceutical company granting it exclusive rights to Prochymal for the treatment of GvHD in Japan. We recognized $0.5 million of revenue during 2007 and 2005 related to this agreement. We entered into an agreement in 2003 with a major pharmaceutical company relating to the development of our cardiac biologic drug candidate, and we received a $5.0 million fee for licensing the use of our technology. This agreement was terminated in 2007 and as a result we regained the worldwide rights to Prochymal for cardiac indications. We recognized $1.4 million in license fee revenue in 2007 and $1.0 million in 2006 and 2005 related to this agreement.

        We have also recognized revenue from governmental grants for research and in 2005, we recorded $1.4 million in grant revenues from three separate grants. Revenue from research grants is recognized as the related research expenditures are incurred. We are not currently working on any government research grants.

        In early January 2008, we were awarded a contract from the United States Department of Defense ("DoD") to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from radiation exposure. Under the terms of the contract, the DoD will provide funding to us in two stages, with an initial amount of $4.2 million expected to be realized during 2008. If we are successful in obtaining FDA approval for acute radiation syndrome, the contract provides for the purchase of up to 20,000 doses of Prochymal, at $10,000 per dose, in four 5,000 dose increments.

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

Cost of Goods Sold

        Our cost of goods sold relate to direct costs of producing Osteocel. Cost of goods sold consist primarily of the costs of obtaining tissue and other chemicals and supplies, direct labor and allocated costs of our clean-room facilities and overhead.

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

        Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. From inception through December 31, 2007, we incurred aggregate research and development costs of approximately $234 million.

        We expect our research and development expenses to continue to increase substantially in the future, as we expand our clinical trial activity, as our biologic drug candidates advance through the development cycle and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expenses

        General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. In anticipation of and since the closing of our initial public offering in August 2006, we began to incur increases in our general and administrative expense for legal and accounting compliance costs, investor relations and other activities associated with operating as a publicly traded company. Continued increases will also likely result from the hiring of additional operational, financial, accounting, facilities engineering and information systems personnel.

Interest Income (Expense), Net

        Interest income consists of interest earned on our cash and short-term investments. Interest expense consists of interest incurred on capital leases and other debt financings. We pay interest on our bank loan, capital leases and any convertible long-term debt.

Income Taxes

        We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $93.6 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities. Utilization of our net operating loss carry-forwards in any one year may be limited under IRC Section 382, and we could be subject to the alternative minimum tax.

Critical Accounting Policies

General

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory valuation, deferred tax assets, share-based compensation, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. These results form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        Our revenue recognition policies are governed by the Securities and Exchange Commission's, or SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

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

Accounts Receivable

        Our accounts receivable are reported at their net realizable value. As of December 31, 2007 and 2006, there was no allowance for doubtful accounts as we believe the reported amounts are fully collectible. During the year ended December 31, 2006, we recognized $3 of bad debt expense. We did not recognize any bad debt expense for the years ended December 31, 2007 and 2005. Accounts receivable balances are not collateralized.

Share-Based Compensation

        Effective January 1, 2006, we adopted Financial Accounting Standards Board ("FASB") Statement No. 123(R) and began to recognize expense in our statement of operations associated with all share-based awards based on the grant-date fair value of the awards. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. We use the Black-Scholes option pricing model to estimate the fair value of share-based awards. The determination of the fair value of share-based awards using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Those assumptions include estimating:

  •
  the expected term of the award, or the length of time option holders will retain their vested awards;

  •
  the expected volatility of the market price of our common stock over the expected term;

  •
  the risk free interest rate expected during the option term; and

  •
  the expected forfeiture rate.

        We have reviewed each of these assumptions carefully and based on the analysis discussed in Note 6—"Share-Based Compensation" to our financial statements determined our best estimate for these variables. Of these assumptions, the expected term of the option, forfeiture rate and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of option holders and the expected performance of our common stock. An increase in the volatility of our common stock will increase the amount of compensation expense on new awards. An increase in the expected term of the awards will also cause an increase in compensation expense. An increase in the forfeiture rate will cause a decrease in compensation expense as the employee is not likely to hold the option for the contractual term. Risk-free interest rates are less difficult to estimate, but an increase in the risk-free interest rate will increase compensation expense.

        Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures. Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 20% based on historical experience. Changes in our estimated forfeiture rate could materially impact our estimate of the fair value of share-based compensation and consequently, the related amount of expense recognized in our statements of operations.

Significant New Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on our financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, we adopted FIN 48. We have determined that adoption of FIN 48 did not have any impact on our financial condition or results of operations. It is our policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of operations.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

        In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force ("EITF") on EITF Issue 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the our future research and development contractual arrangements entered into on or after December 15, 2007.

        In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, "Accounting for Collaborative Arrangements." The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

        In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), "Business Combinations." SFAS 141R's objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the implementation of SFAS 141R to have a material impact on our financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our financial statements.

Results of Operations

Year ended December 31, 2007 compared to December 31, 2006

Revenue

        Total revenues increased 83% to $17.3 million for the twelve months ended December 31, 2007, compared to $9.5 million in the corresponding period in 2006. Our revenues in 2007, resulted primarily from $15.2 million generated from the sale of Osteocel and the recognition of $2.0 million in licensing fees and royalties. In the twelve months ended December 31, 2006, we recognized $8.2 million from the sale of Osteocel and $1.2 million in license fees and royalties. The 2007 license fees and royalties includes a $0.5 million milestone payment received from JCR Pharmaceuticals and the recognition of the unamortized license fees associated with our collaborative agreement with Boston Scientific Corporation, which was terminated in December 2007.

Cost of Goods Sold

        Cost of goods sold were $7.0 million for the twelve months ended December 31, 2007 compared to $3.7 million in the prior year. The cost of goods sold associated with sales of Osteocel is comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross margin on Osteocel sales for the twelve months ended December 31, 2007 was 54%, compared with 55% for 2006.

Research and Development Expenses

        Research and development expenses were $50.9 million for the twelve months ended December 31, 2007 compared to $37.6 million in the prior year. The increase in research and development expenses in 2007 reflects the increased number of clinical trials in process versus the prior year. In 2007, we incurred costs associated with the enrollment of three Phase III clinical trials for Prochymal, manufacturing the biologic drug candidates for use in our clinical trials, as well as costs associated with our Phase I and Phase II trials and other preclinical development activities.

General and Administrative Expenses

        General and administrative expenses were $6.6 million for the twelve months ended December 31, 2007 compared to $4.3 million in the prior year. The increase in 2007 was attributable to additional personnel and related costs to support our growth and costs incurred in connection with being a public company.

Related Party Expenses

        During 2007, we paid Peter Friedli, the Chairman of our Board of Directors and largest shareholder, 5,000 shares of our common stock, valued at $23.62 per share, for board related services. Fees paid to related parties were $0.5 million for the twelve months ended December 31, 2006 and were made in connection with pre-IPO financings. Also in 2006, we recorded $3.5 million in non-cash charges related to warrants issued to our chairman that were priced and vested upon completion of our initial public offering and $0.2 million in share-based compensation for stock awards for services of our board of directors.

Interest Income (Expense), Net

        Interest income (expense), net was $6.7 million for the twelve months ended December 31, 2007 compared to $4.7 million in the prior year. The 2007 costs include a non-cash charge of $4.8 million resulting from the induced conversion of $18.8 million of our convertible promissory notes into common stock and $0.3 million of previously deferred debt financing fees. The 2006 costs include $2.7 million of previously deferred debt financing costs and premiums associated with debt that was converted into common stock upon the completion of our initial public offering. Exclusive of these charges, net interest expense during 2007 was $1.9 million, compared with $2.0 million in 2006.

Year ended December 31, 2006 compared to December 31, 2005

Revenue

        Total revenues increased 138% to $9.5 million for the twelve months ended December 31, 2006, compared to $4.0 million in the corresponding period in 2005. Our revenues in 2006 resulted primarily from $8.3 million generated from the sale of Osteocel and the recognition of $1.2 million in licensing fees and royalties. In the twelve months ended December 31, 2005, we recognized $1.0 million from the sale of Osteocel and $3.0 million in license fees and royalties and government grants.

Cost of Goods Sold

        Cost of goods sold were $3.7 million for the twelve months ended December 31, 2006 compared to $0.4 million in the prior year. The cost of goods sold associated with sales of Osteocel was comprised of payments to tissue banks, direct labor costs and the costs of processing, testing and preserving Osteocel, plus allocated costs of our facilities and overhead. The gross margin on Osteocel sales for the twelve months ended December 31, 2006 was 55%, compared with 54% for 2005.

Research and Development Expenses

        Research and development expenses were approximately $37.6 million for the twelve months ended December 31, 2006 compared to $16.9 million in the prior year. The increase in research and development expenses in 2006 reflects the increased number of clinical trials in process versus the prior year. In 2006, we incurred costs associated with the enrollment of a Phase II trial for Prochymal as an add-on therapy to steroids for the first-line treatment of acute GvHD, a Phase II trial for Prochymal for treatment of steroid refractory GvHD, a Phase II trial for Prochymal for treatment of Crohn's disease, a Phase I/II clinical trial for Chondrogen, and a Phase I clinical trial for Prochymal for the treatment of heart disease.

General and Administrative Expenses

        General and administrative expenses were $4.3 million for the twelve months ended December 31, 2006 compared to $2.2 million in the prior year. The increase in 2006 includes $0.9 million of non-cash charges associated with the completion of our initial public offering. Exclusive of these charges, general and administrative expenses in 2006 were $3.5 million and the increase over the prior year was attributable to additional personnel and related costs to support our growth and costs incurred in connection with being a public company.

Related Party Expenses

        Fees paid to related parties were $0.5 million for the twelve months ended December 31, 2006 compared to $0.1 million in the prior year. In 2006, we recorded $3.5 million in non-cash charges related to warrants issued to our chairman that were priced and vested upon completion of our initial public offering and $0.2 million in share-based compensation for stock awards for services of our board of directors.

Interest Income (Expense), Net

        Interest expense, net was $4.7 million for the twelve months ended December 31, 2006 compared to $4.3 million in the prior year. The 2006 costs include $2.7 million of previously deferred debt financing costs and premiums associated with debt that was converted into common stock upon the completion of our initial public offering. Exclusive of these charges, net interest expense during 2006 was $2.0 million, a decrease of $2.3 million compared to 2005. This decrease was the result of higher interest income related to the investment of the proceeds of the initial public offering and the $21.8 million decrease in debt, which was converted into common stock upon the completion of the initial public offering in early August 2006.

Liquidity and Capital Resources

Liquidity.

        At December 31, 2007, we had $0.7 million in cash and $17.5 million in short-term investments. In addition to the cash and short-term investments, at December 31, 2007, we had availability of $30.0 million under our line of credit with Friedli Corporate Finance, Inc.

        At December 31, 2007, our short-term debt was $6.5 million.

Cash Flows.

	Years Ended December 31,
	2007	2006	2005
	(amounts in thousands)
Net cash used in operating activities	$(46,518)	$(35,310)	$(14,620)
Net cash provided by (used in) investing activities	16,305	2,611	(43,112)
Net cash provided by financing activities	30,203	32,816	57,841

        We have historically financed our research and development activities through cash flows provided by financing activity and have not generated net cash from operating activities since inception. Starting in 2005, we began to generate revenues and segment profits from the manufacture and sale of Osteocel, however during the same periods, we have increased our clinical trial activities as we strive to bring our biologic drug candidates to market. We believe these trends will continue in the foreseeable future.

        Net cash used in operating activities was $46.5 million for the twelve months ended December 31, 2007 primarily reflecting our net loss of $53.9 million; partially offset by $6.9 million in non-cash interest, $1.3 million in non-cash stock-based compensation expense and $2.0 million in depreciation and amortization. Other long-term liabilities decreased by $1.1 million, reflecting the reclassification of the accrued interest on the Boston Scientific credit line which was converted into short-term debt upon the termination of our collaborative agreement. Net cash used for operating activities was $35.3 million for the twelve months ended December 31, 2006. Net cash used in operating activities for 2006 primarily reflected our net loss of $45.0 million, partially offset by $5.7 million in non-cash interest expense and $5.5 million of non-cash share-based payments.

        Net cash provided by investing activities was $16.3 million for the twelve months ended December 31, 2007. Net cash provided by investing activities for the twelve months ended December 31, 2006 was $2.6 million. Net cash provided by investing activities in 2007 includes cash flows from the net sale of $21.0 million of short-term investments, less purchases of property and equipment of $4.7 million. In 2006, we had net sales of short-term investments during the year of $4.3 million and purchase of property and equipment of $1.7 million.

        Net cash provided by financing activities was $30.2 million for the twelve months ended December 31, 2007, principally from the two private placements of our common stock which raised $31.7 million. Net cash provided by financing activities was $32.8 million for the twelve months ended December 31, 2006 and consisted principally of $34.4 million in net proceeds from our initial public offering and the issuance of $20.0 million of convertible promissory notes in October 2006, which was offset by the redemption of the $20.6 million convertible note, also in October 2006.

Capital Resources.

        Our future capital requirements will depend on many factors, including:

  •
  the level of cash flows from Osteocel sales;

  •
  the scope and results of our research and preclinical development programs;

  •
  the scope and results of our clinical trials, particularly regarding the number of patients required for our three Phase III trials for Prochymal;

  •
  the timing of and the costs involved in obtaining regulatory approvals for our biologic drug candidates, which could be more lengthy or complex than obtaining approval for a new conventional drug, given the FDA's limited experience with late-stage clinical trials and marketing approval for stem cell therapeutics;

  •
  the costs of building and operating our manufacturing facilities, both in the near term to support Osteocel sales and our clinical activities and also in anticipation of expanding our commercialization activities;

  •
  the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities;

  •
  the costs of repaying our debt; and

  •
  the costs of enlarging our work force consistent with expanding our business and operations and status as a public company, and as necessary to enhance and train our sales network in anticipation of the approval of our biologic drug candidates for commercial sale.

        As a result of these factors, we will need to seek additional funding prior to our becoming cash flow positive on an operational basis. We would likely seek such funding through public or private financings or some combination of them. We might also seek funding through collaborative arrangements if determined to be necessary or appropriate. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technologies or biologic drug candidates. If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then existing stockholders would result. If we raise additional capital through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under these borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

        If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business, financial condition and results of operations.

        We expect that our available cash and interest income, including the availability under our line-of-credit, will be sufficient to finance currently planned activities through at least early 2009. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under "Risk Factors."

        If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business. See "Risk Factors."

Off-Balance Sheet Arrangements.

        We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

        The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations at December 31, 2007. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of item under generally accepted accounting principles currently in effet and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

	Payment Due by Fiscal Year
Contractual Obligations	Total	Less Than 1-Year	Years 1-3	Years 4-5	More Than 5-Years
	(amounts in thousands)
Long-term debt	$7,721	$6,521	1,200	$—	$—
Operating lease—facilities	9,100	876	3,116	2,246	2,862
Capital leases—facilities	880	880	—	—	—
Capital leases—equipment	19	8	11	—	—
Interest payments	802	678	124	—	—

Total contractual cash obligations	$18,552	$8,963	$4,451	$2,246	$2,862

Effect of Inflation.

        Inflation and changing prices are not generally a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk

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

  Foreign Current Exchange Rate Risk

        We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three years ended December 31, 2007, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

  Derivative Instruments

        We do not enter into hedging or derivative instrument arrangements.

Item 8.    Financial Statements and Supplementary Data.

Osiris Therapeutics, Inc.

Financial Statements

INDEX

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Stegman & Company, the independent registered public accounting firm that audited our financial statements, has issued an attestation report on their assessment of internal controls over financial reporting, which is included elsewhere in this Annual Report.

Date:  March 13, 2008

/s/ C. RANDAL MILLS C. Randal Mills, Ph.D. President and Chief Executive Officer (principal executive officer)
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr. Interim Chief Financial Officer (principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Osiris Therapeutics, Inc.
Columbia, Maryland

         We have audited Osiris Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Osiris Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, Osiris Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders' equity (deficit), and cash flows of Osiris Therapeutics, Inc., and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ STEGMAN & COMPANY
Baltimore, Maryland March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINANCIAL STATEMENTS

Board of Directors and Stockholders
Osiris Therapeutics, Inc.
Columbia, Maryland

        We have audited the accompanying balance sheets of Osiris Therapeutics, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. Osiris Therapeutics, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Osiris Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ STEGMAN & COMPANY
Baltimore, Maryland March 13, 2008

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$704	$714
Short-term investments	17,460	38,467
Accounts receivable	4,873	1,596
Inventory	3,983	1,892
Other current assets	1,721	966

Total current assets	28,741	43,635

Property and equipment, net	6,616	3,942
Restricted cash	280	297
Deferred financing costs, net	19	567
Other assets	1,385	727

Total assets	$37,041	$49,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,087	$8,339
Note payable, current portion	6,521	49
Capital lease obligations, current portion	886	1,129
Deferred revenue, current portion	—	952

Total current liabilities	21,494	10,469
Notes payable and long-term line-of-credit, net of current portion	1,200	25,000
Capital lease obligations, net of current portion	11	895
Deferred revenue, net of current portion	—	397
Long-term interest payable and other liabilities	—	1,120

Total liabilities	22,705	37,881

Stockholders' equity:
Convertible preferred stock, issuable in series, $0.001 par value, 16,250 shares authorized, 12,250 shares designated and no shares outstanding	—	—
Common stock, $0.001 par value, 90,000 shares authorized 31,648 and 27,321 shares outstanding in 2007 and 2006	32	27
Additional paid-in-capital	255,728	198,763
Accumulated deficit	(241,424)	(187,503)

Total stockholders' equity	14,336	11,287

Total liabilities and stockholders' equity	$37,041	$49,168

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Product sales	$15,240	$8,291	$957
Cost of goods sold	6,955	3,697	444

Gross profit	8,285	4,594	513

Revenue from collaborative research licenses, royalties and grants	2,048	1,181	3,013

Operating expenses:
Research and development	50,851	37,590	16,927
General and administrative	6,590	4,340	2,229
Fees paid to related parties	—	451	65
Share-based payments to related party	118	3,668	—

Total operating expenses	57,559	46,049	19,221

Loss from operations	(47,226)	(40,274)	(15,695)
Interest income (expense):
Interest income	1,321	2,069	504
Interest expense	(8,016)	(6,754)	(4,804)

Total interest expense, net	(6,695)	(4,685)	(4,300)

Net loss	$(53,921)	$(44,959)	$(19,995)

Basic and diluted net loss per share	$(1.89)	$(2.70)	$(2.23)

Weighted average common shares outstanding, in thousands (basic and diluted)	28,489	16,663	8,959

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands, except for share data)

	Convertible Preferred Stock		Common Stock					Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	3,093,544	$15,243	8,900,358	$9	$94,386	$(93)	$(122,549)	$(13,004)
Exercise of options to purchase common stock ($0.40-$0.80 per share)	—	—	27,148	—	12	—	—	12
Share-based payment—director services ($0.40 per share)	—	—	45,000	—	18	—	—	18
Conversion of restricted stock units to management ($0.40 per share)	—	—	125,000	—	50	—	—	50
Issuance of convertible preferred sstock Series E ($2.50 per share)	7,557,000	17,503	—	—	—	—	—	17,503
Redemption premium on mandatorily redeemable convertible preferred sstock, Series D, redeemable at $20.00 per share	—	—	—		(58,305)	—	—	(58,305)
Deferred compensation from stock option grants	—	—	—		247	(247)	—	—
Forfeiture of stock options	—	—	—	—	(17)	17	—	—
Amorization of deferred compensation from stock option grants	—	—	—	—	13	46	—	59
Net loss	—	—	—	—	—	—	(19,995)	(19,995)

Balance at December 31, 2005	10,650,544	32,746	9,097,506	9	36,404	(277)	(142,544)	(73,662)
Exercise of options to purchase common stock ($0.40-$0.80 per share)	—	—	178,378	—	73	—	—	73
Exercise of warrants to purchase common stock ($0.40 per share)	—	—	875,000	1	349	—	—	350
Share-based payment—director services ($6.84—$11.00 per share)	—	—	22,807	—	198	—	—	198
Share-based payment—consulting services ($6.84 per share)	—	—	6,250	—	43	—	—	43
Reclassification due to adoption of new accounting standard	—	—	—	—	(277)	277	—	—
Initial public offering of common stock, net of offering costs	—	—	3,500,000	3	34,399	—	—	34,402
Conversion of convertible preferred stock into common stock	(10,650,544	(32,746)	2,833,914	3	32,743	—	—	—
Conversion of mandatorily redeemable preferred stock into common stock	—	—	8,033,388	8	64,259	—	—	64,267
Conversion of convertible notes payable into common stock	—	—	2,774,076	3	25,320	—	—	25,323
Share-based payment—employee compensation	—	—	—	—	1,725	—	—	1,725
Share-based payment—related party	—	—	—	—	3,527	—	—	3,527
Net loss	—	—	—	—	—	—	(44,959)	(44,959)

Balance at December 31, 2006	—	—	27,321,319	27	198,763	—	(187,503)	11,287
Exercise of options to purchase common stock ($0.40-$6.84 per share)	—	—	141,312	—	60	—	—	60
Share-based payment—director services ($23.62 per share)	—	—	12,500	—	295	—	—	295
Issuance of common stock in private placements to overseas investors ($11.38—$12.37 per share)	—	—	2,707,469	3	31,698	—	—	31,701
Induced conversion of convertible notes payable into common stock ($13.00 per share)	—	—	1,465,837	2	23,867	—	—	23,869
Share-based payment—employee compensation	—	—	—	—	1,045	—	—	1,045
Net loss	—	—	—	—	—	—	(53,921)	(53,921)

Balance at December 31, 2007	—	$—	31,648,437	$32	$255,728	$—	$(241,424)	$14,336

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(53,921)	$(44,959)	$(19,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,033	1,546	1,515
Non cash share-based payments	1,340	5,494	109
Non cash interest expense	6,881	5,653	3,497
Changes in operating assets and liabilities:
Accounts receivable	(3,277)	(622)	(913)
Inventory and other current assets	(2,846)	(2,491)	(276)
Other assets	(663)	(457)	(120)
Accounts payable and accrued expenses	6,404	3,374	1,875
Deferred revenue	(1,349)	(952)	(952)
Long-term interest and other liabilities	(1,120)	(1,896)	640

Net cash used in operating activities:	(46,518)	(35,310)	(14,620)

Cash flows from investing activities:
Purchases of property and equipment	(4,702)	(1,696)	(338)
Proceeds from sale of short-term investments	50,900	40,112	2,200
Purchase of short-term investments	(29,893)	(35,805)	(44,974)

Net cash provide by (used in) investing activities	16,305	2,611	(43,112)

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(1,115)	(21,692)	(1.000)
Restricted cash	17	(107)	23
Proceeds from convertible notes payable	—	20,000	39,957
Proceeds from the issuance of common and preferred stock, net of offering costs	31,701	34,824	21,360
Payment of debt financing costs	(400)	(209)	(2,499)

Net cash provided by financing activities	30,203	32,816	57,841

Net increase in cash	(10)	117	109
Cash at beginning of year	714	597	488

Cash at end of year	$704	$714	$597

Supplemental disclosure of cash flows information:
Cash paid for interest	$1,450	$1,260	$448
Cash paid for taxes	—	—	—
Supplemental schedule of non cash investing and financing activities:
Conversion of notes payable to common stock	18,800	21,762	—
Conversion of related parties notes payable to Series D Mandatorily Redeemable Convertible Preferred Stock	—	—	2,350
Conversion of accrued interest into common stock	5,069	3,558	—
Conversion of related party convertible notes payable accrued interest and premium into Series D Mandatorily Redeemable Convertible Preferred Stock	—	—	355
Common stock issued to directors for services rendered	295	198	18
Share-based payment—related party for financing services	—	3,527	—
Redemption premium on Series D Mandatorily Redeemable Convertible Preferred Stock	—	—	58,305

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies

Description of Business

        Osiris Therapeutics, Inc. is a Delaware corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992. The Company is a clinical stage biotechnology company founded to commercialize stem cell products from adult bone marrow. We launched our first commercial product in July 2005. Our operations consist primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace and efforts to secure adequate capital for anticipated growth and operations.

        We are dependent upon the registration of our core products for sale before we can expand our commercial operations. We expect to submit product applications for approval with the United States Food and Drug Administration ("FDA") in the future and plan to continue to seek additional equity and debt financing as the need arises. We believe our long-term cash position is inadequate to fund all of the costs associated with the full range of testing and clinical trials required by the FDA for our core products. We expect that our available cash and interest income, including the availability under our line-of-credit, will be sufficient to finance currently planned activities through at least early 2009. We have several research collaboration agreements and a government contract that provide us with funding.

        No assurance can be given that (i) we will be able to expand our operations prior to FDA approval of our biologic drug candidates, or (ii) that the FDA approval will ever be granted for our biologic drug candidates.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. We believe that the most significant estimates that affect our financial statements are those that relate to inventory valuation, deferred tax assets, and share-based compensation.

Short-term Investments

        Short-term investments consist primarily of investment grade auction rate certificates with maturities of less than three months. Short-term investments are valued at cost, which approximates their fair value.

Accounts Receivable

        Our accounts receivable are reported at their net realizable value. As of December 31, 2007 and 2006, there was no allowance for doubtful accounts as we believe the reported amounts are fully collectible. During the year ended December 31, 2006, we recognized $3 of bad debt expense. We did not recognize any bad debts expense in 2007 or 2005. Accounts receivable balances are not collateralized.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies (Continued)

Inventory

        We commenced sales of our first commercial product, Osteocel, in July 2005 and began carrying inventory on our balance sheet thereafter. Inventory consists of tissue products in process and available for distribution. We determine our inventory values using the first-in, first-out method. Due to the nature of our Osteocel product, we incur all of the costs to manufacture the product prior to completing the extensive testing and evaluation necessary to determine if the product can be released. We estimate the reserve for work-in-process inventory based upon our historical experience. We have nominal amounts of finished goods inventory.

        Inventory of supplies purchased to manufacture of biologic drug candidates and manufactured biologic drug candidate doses are presently used exclusively for research and development activities, including clinical trials. These items are expensed as incurred, consistent with our accounting for all other research and development costs.

Property and Equipment

        We record property and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from three to seven years for furniture, equipment and internal use software. We amortize leasehold improvements and assets under capital leases over the shorter of the estimated useful life of the asset or the original term of the lease.

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows we expect the assets to generate. We group assets at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the years 2007, 2006 or 2005.

        Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

Deferred Financing Costs

        We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations using the effective interest method. The amortization of debt financing costs is included in

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies (Continued)

interest expense. In 2007, we induced the conversion of $18.8 million of our convertible promissory notes into common stock and accelerated the amortization of $352 of previously deferred financing fees. In 2006, we refinanced a $20.6 million convertible promissory note to a foreign investor, and we converted $21.8 million of convertible debt into common stock concurrent with our initial public offering. In connection with these transactions, in 2006, we recognized $2.1 million in interest expense for the deferred costs associated with these instruments, which were paid off. In 2005, we recognized $476 in interest expense from the amortization of these costs.

Revenue Recognition

        Our revenue recognition policies are in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

        In July 2005, we launched our first commercial product, Osteocel. We recognize revenue on Osteocel sales when legal title to the product has passed to the customer, which is generally when the product is shipped from our Baltimore, Maryland facilities. We have agreements with our customers that specify the terms of sale, including price. During 2007 and 2006, sales of our Osteocel product were primarily to two customers. We have entered into several strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. In 2003, we entered into such an agreement with Boston Scientific Corporation pertaining to our cardiac drug development and we received a $5 million fee for licensing the use of our technology. We terminated the agreement with Boston Scientific Corporation in 2007 and recognized the remaining unamortized license fee of $1.3 million. We recognized $952 of license fee revenue in 2006 and 2005. Also in 2003, we entered into a similar agreement with JCR Pharmaceuticals Co., Ltd. ("JCR") pertaining to our hematologic malignancies drugs for distribution in Japan. We recognized $500 of revenue in 2007 and $500 in 2005 from JCR upon the achievement of milestone events specified in the agreement.

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

        Historically, we have also recognized revenue from governmental grants for research products and in 2005 we recorded $1.4 million in grant revenue as we completed work on three separate grants. Revenue from research grants is recognized as the related research expenditures are incurred. We no longer solicit governmental grants, and did not recognize any revenue from grants during 2007 or 2006.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies (Continued)

Cost of Goods Sold

        Costs of goods sold of Osteocel consist primarily of the costs to obtain the tissue and other chemicals and supplies, quality and sterility testing, plus labor and allocated overhead costs and the costs of operating the clean-room facilities.

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

Comprehensive Income

        In 2007, 2006 and 2005, except for our net loss, we did not have any components of comprehensive income as defined in the accounting literature.

Loss per Common Share

        Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of shares issuable under our stock option plans, and the conversion of our preferred stock and convertible debt, using the treasury stock method. Common equivalent shares from the conversion of preferred stock and convertible debt and the exercise of stock options and warrants are excluded from the computation of diluted loss per share as their effect is anti-dilutive. Since our initial public offering in August 2006, the market value of our common stock is determined based upon the closing price on the NASDAQ Global Market. Prior to August 2006 when our common stock started publicly trading, our Board of Directors determined the fair value of our common stock.

Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board, ("FASB") issued Statement No. 123(R), "Share-Based Payment," which is a revision of Statement No. 123, "Accounting for Stock

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies (Continued)

Issued to Employees." Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method under which prior period amounts are not restated for comparative purposes. Under the modified prospective method, we are required to recognize compensation cost:

  •
  for all share-based payments granted after January 1, 2006 based upon the requirements of Statement No. 123(R); and

  •
  for all unvested awards granted prior to January 1, 2006 using the compensation cost calculated for pro forma disclosure purposes under Statement No. 123.

        Under Statement No. 123(R), we are required to recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, using prescribed option-pricing models. We use the Black-Scholes option pricing model to value share-based payments. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are scheduled to vest during the requisite service period. Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures.

        Upon adoption of Statement No. 123(R), we reclassified our unamortized unearned compensation related to option awards to additional paid-in capital in our balance sheet.

Concentration of Risk

        We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We invest our excess cash in investment grade securities, generally with maturities of three months or less. We provide credit, in the normal course of business, to the distributors of our product. Our receivables at December 31, 2007 consist primarily of amounts due from four commercial customers, and we expect these receivables to be collected.

Significant New Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not expect the implementation of SFAS 157 to have a material impact on our financial statements.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. On January 1, 2007, the Company adopted FIN 48. We have determined that adoption of FIN 48 did not have any impact on our financial condition or results of operations. It is our policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of operations.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We do not expect the implementation of SFAS 159 to have a material impact on our financial position or results of operations.

        In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force ("EITF") on EITF Issue 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities." The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the our future research and development contractual arrangements entered into on or after December 15, 2007.

        In December 2007, the FASB ratified a consensus reached by the EITF on Issue 07-1, "Accounting for Collaborative Arrangements." The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for us January 1, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

        In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), "Business Combinations." SFAS 141R's objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We do not expect the implementation of SFAS 141R to have a material impact on our financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

1. Description of Business and Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our financial statements.

2. Initial Public Offering and Reverse Stock Split

        On August 9, 2006, we consummated our initial public offering, consisting of 3,500,000 shares of common stock at a public offering price of $11.00, resulting in net proceeds to us of approximately $34.4 million (after deducting payment of underwriters discounts and commissions, as well as offering expenses). Our common stock began trading on the NASDAQ Global Market on August 4, 2006.

        In connection with the initial public offering, we effected a 1-for-4 reverse stock split of our issued and outstanding common stock. Information relating to our common stock and common stock-equivalents set forth in this report has been restated to reflect this split for all periods presented. Upon consummation of the initial public offering, all outstanding shares of the Class I, Series 2003, Series B, Series C, Series E and the Mandatorily Redeemable Series D convertible preferred stock were converted into an aggregate of 10,867,302 shares of our common stock. In addition, approximately $21.8 million of our convertible notes payable, together with accrued interest, were converted into an aggregate of 2,774,076 shares of our common stock.

        Immediately following the initial public offering, we had 27,198,307 shares of common stock outstanding.

        We incurred $7.0 million in non-cash charges relating to the completion of the initial public offering. Included in General and Administrative expenses in 2006 are a non-cash charge of $0.8 million for stock-based compensation related to the accelerated vesting of certain employee stock options pursuant to employment agreements. We also recognized a $3.5 million share-based payment to related party related to warrants that were priced upon the completion of the initial public offering and $0.2 million in share-based compensation for stock awarded to our directors for service on our board. Interest expense includes $2.7 million in previously deferred financing costs and premiums that were expensed as a result of debt that was converted into common stock at the completion of the initial public offering.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

3. Property and Equipment

        Property and equipment consist of the following at December 31,

	2007	2006
Laboratory and manufacturing equipment	$5,612	$4,720
Computer hardware, furniture and fixtures	1,402	1,213
Leased assets	11,725	11,725
Leasehold improvements	8,669	4,517
Construction in process	14	545

	27,422	22,720
Accumulated depreciation and amortization	(20,806)	(18,778)

Property and equipment, net	$6,616	$3,942

4. Notes Payable and Capital Lease Obligations

	December 31,
	2007	2006
Bank Loan, payable in quarterly installments and bearing interest at LIBOR plus applicable margins, 7.33%—7.83% in 2006	$—	$49
Boston Scientific Corporation Term Note, 8%, due quarterly through January 2009	6,521	5,000
Term Notes, 10%, convertible into common stock at $18 per share and under specified conditions	1,200	20,000

	7,721	25,049
Less current portion	(6,521)	(49)

Notes payable—long-term	$1,200	$25,000

Total capital lease obligations	$897	$2,024
Less current portion	(886)	(1,129)

Capital lease obligations, long-term	$11	$895

        During June 1995, we borrowed $750 from a commercial bank in connection with the acquisition and renovation of our Baltimore, Maryland facilities. This loan was partially guaranteed by an agency of the State of Maryland and matured in September 2007. Prior to maturity, this loan accrued interest at LIBOR plus 2.0% to 2.5%. This loan was repaid upon maturity.

        In 2004, we borrowed $5.0 million on the $50.0 million line-of-credit entered into with Boston Scientific Corporation which was part of a collaborative arrangement for the development of our biologic drug candidate for cardiac indications. Under the terms of the original line-of-credit, this loan was to be repaid from the proceeds of future sales. In December 2007, the collaborative agreement was terminated. The line-of-credit was cancelled and the outstanding principal, together with accrued interest, was converted into a one-year term note, bearing interest at 8% and payable in quarterly installments starting in January 2008.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

4. Notes Payable and Capital Lease Obligations (Continued)

        In October 2006, we issued $20.0 million in convertible promissory notes in a private placement to several Swiss investors. The notes accrued interest at a rate of 10%, with semi-annual payments of accrued interest becoming due and payable on April 30 and October 30 of each calendar year, until maturity on April 30, 2009. The notes were convertible at the option of the respective holders at any time after February 9, 2007, into shares of common stock at the conversion price of $18.00 per share. The notes initially provided for automatic conversion into common stock at the same conversion price, if at any time after February 9, 2007, the closing price of the our common stock on the NASDAQ Global Market closed for ten consecutive trading days at $25.00 per share or greater. The notes also provided for redemption at any time at our option, with 30-day written notice.

        In December 2007, we reduced the conversion price of the 10% notes to $13.00 per share and induced the conversion of $18.8 million of the notes, together with accrued interest into 1,465,837 shares of common stock. In connection with this induced conversion, we recorded a non-cash charge of $4.8 million as interest expense. In January 2008, we induced the conversion the remaining $1.2 million of these notes, together with accrued interest into 85,714 shares of common stock at the conversion price of $14.00 per share, which resulted in a non-cash charge of $248 as interest expense.

Future Maturities of Notes Payable and Capital Lease Obligations

        For years subsequent to 2007, scheduled annual maturities of notes payable and capital lease obligations outstanding as of December 31, 2007, are as follows:

	Notes Payable	Capital Lease Obligations	Total
2008	$6,521	$886	$7,407
2009	1,200	7	1,207
2010	—	4	4

	$7,721	$897	$8,618

5. Preferred Stock Conversion

        All our convertible preferred stock was converted into common stock upon the completion of our initial public offering in August 2006.

No. Shares of Common Stock Issued Upon Conversion at IPO (Aggregate Liquidation Preference / Conversion Price) Per Share
Convertible preferred stock, Class I, Series 2003, $0.001 par value, 2,000,000 shares designated, issued and outstanding in 2005	500,000
Convertible preferred stock, Series B, $0.001 par value, 750,000 shares designated, 545,454 shares issued and outstanding in 2005	136,364
Convertible preferred stock, Series C, $0.001 par value, 3,500,000 shares designated, 548,090 shares issued and outstanding in 2005	308,300
Convertible preferred stock, Series E, $0.001 par value, 8,000,000 shares designated, 7,557,000 shares issued and outstanding in 2005	1,889,250

2,833,914

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

5. Preferred Stock Conversion (Continued)

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

        These Series D shares included a mandatory redemption feature whereby if we did not complete an initial public offering prior to June 1, 2007 and the shares were not previously converted into common stock, we would be required to redeem the shares at a price of $20.00 per share. The Series D Mandatorily Redeemable Convertible Preferred Stock was recorded as a liability in the balance sheet at December 31, 2005, in accordance with SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In addition to the initial net proceeds of $6.0 million from the Series D offering, a redemption premium of $58.3 million was recorded as a liability.

6. Share-Based Compensation

        In April 2006, we adopted our 2006 Omnibus Plan. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 850,000 shares of our common stock have been reserved for issuance under the 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At December 31, 2007, there were 426,260 shares available for future awards under the 2006 Omnibus Plan.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

6. Share-Based Compensation (Continued)

companies with similar characteristics. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

        The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Years ended December 31,
	2007	2006	2005
Assumptions
Weighted average risk-free interest rate	4.61%	4.75%	4.21%
Dividend yield	0.0%	0.0%	0.0%
Expected life of option grants	4.5-years	5-years	5-years
Weighted average expected stock price volatility	67.07%	74.11%	85.64%

        A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2005	543,652	$0.70	7.9-years
Granted	106,000	$0.40
Exercised	(27,148)	$(0.41)		$7
Forfeited or canceled	(56,024)	$(3.45)

Outstanding at December 31, 2005	566,480	$0.40	8.4-years
Granted	314,500	$4.06
Exercised	(178,378)	$(0.41)		$1,827
Forfeited or canceled	(6,687)	$(1.36)

Balance, December 31, 2006	695,915	$2.05	8.3-years
Granted	373,500	$18.30
Exercised	(141,312)	$(0.42)		$2,174
Forfeited or canceled	(47,693)	$(12.49)

Balance, December 31, 2007	880,410	$8.64	8.3-years	$5,091

Exercisable at December 31, 2007	353,961	$1.18	7.2-years	$3,837

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

6. Share-Based Compensation (Continued)

        A summary of stock options outstanding at December 31, 2007, by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.40 to $ 0.79	367,315	7.2	$0.40	311,809	$0.40
0.80 to 2.00	1,282	5.7	0.80	1,282	0.80
2.01 to 10.00	152,563	8.5	6.84	37,812	6.84
10.01 to 15.00	190,250	9.5	12.78	3,058	11.17
15.01 to 20.00	1,500	9.1	17.27	—	—
$20.01 to $28.56	167,500	9.1	23.64	—	—

	880,410	8.3	$8.64	353,961	$1.18

        The weighted fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $10.61, $7.11 and $2.84, respectively.

        Both contemporaneous and retrospective valuations were performed by our Board of Directors for options granted from January 2005 through the date of our initial public offering. As a result of these valuations, we, for financial reporting purposes, retrospectively adjusted the fair market value of the equity instruments granted during certain periods.

        During 2003, we cancelled and reissued 126,366 stock options that had previously been granted at amounts equal to the estimated fair value of the underlying stock. The exercise price of the reissued stock options was reduced to $0.40 per share at a time when the estimated fair value of the common stock was $6.00 per share. We are accounting for these options as if they were simply repriced. As such, we accounted for these repriced options using variable accounting under FASB Interpretation No. 44. Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) Consequently, during each reporting period we record compensation expense relating to the vested portion of the repriced options to the extent that the fair market value of our common stock exceeds the exercise price of such options. Compensation expense of $0, $530 and $35 was recognized during the years ended December 31, 2007, 2006 and 2005, respectively.

        In connection with the stock options exercised during the year ended December 31, 2007, we received cash proceeds of $60. At December 31, 2007, there was $3.2 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of three years.

        The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2007, 2006 and 2005. FASB Statement No. 123(R) requires forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if factual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 20% based on historical experience. For the years ended December 31, 2007 and 2006, share-based compensation expense is based on awards ultimately

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

6. Share-Based Compensation (Continued)

expected to vest and has been reduced for estimated forfeitures. In our pro forma disclosures of share-based compensation under FASB Statement No. 123, we accounted for forfeitures as they occurred.

	Year ended December 31,
	2007	2006	2005
Cost of goods sold	$30	$—	$—
Research and development	608	755	—
General and administrative	702	4,738	109

Share-based compensation	$1,340	$5,493	$109

        As permitted by Statement No. 123, prior to January 1, 2006, we accounted for share-based payments to employees using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. Under APB Opinion No. 25, we recorded compensation expense over the vesting period to the extent that the fair value of the underlying shares of common stock on the grant date exceeded the exercise or acquisition price of the share-based award. Primarily because options granted under our share-based incentive compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date, we generally did not recognize compensation cost related to employee stock options. For the year ended December 31, 2005, the following table illustrates the effect on net income and earnings per share if we had determined compensation cost by applying the fair value recognition provisions of Statement No. 123 to share-based employee awards.

2005
Net loss, as reported	$(19,995)
Add stock-based employee compensation included in reported net loss	109
Deduct total stock-based employee compensation determined under fair-value-based method for all awards	(8)

Pro forma net loss	$(19,894)

Basic and diluted loss per share, as reported	$(2.23)

Basic and diluted loss per share, pro forma	$(2.23)

7. Related Party Transactions

        General.    Peter Friedli, the Chairman of our Board of Directors, or entities with which he is affiliated, have been responsible for procuring since 1993, an aggregate of approximately $250 million in debt and equity financing for us and our predecessor company. Mr. Friedli is the beneficial owner of more than 48% of our common stock as of December 31, 2007. Of the shares beneficially owned by Mr. Friedli, 25,000 shares were received by him as Board compensation since 1996, 12,500 shares were granted in recognition of his fundraising efforts, as discussed below, and the remaining shares were acquired through investment or purchase from third parties.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

7. Related Party Transactions (Continued)

        Consulting Agreement.    Beginning in 1995, we and our predecessor company were party to a Consulting Agreement, originally with Friedli Corporate Finance AG, and subsequently Friedli Corporate Finance, Inc., or FCF, for the provision of business and advisory services to us. Mr. Friedli is the sole owner of FCF. Under this agreement, FCF provided general business, financial and investment advice to us, and served as a liaison between us and FCF clients who have invested in us, many of which are located in Switzerland. The Consulting Agreement between us and FCF was terminated upon the closing of our initial public offering in August 2006. The base compensation paid by us under this agreement was $47 in 2006 and $65 in 2005. In addition, pursuant to this Consulting Agreement, we paid $50 as expense reimbursements in 2005 and $350 in 2006, to or as directed by FCF. No fees were paid to Mr. Friedli or FCF during 2007.

        Private Placements.    Separate from the Consulting Agreement, FCF served as our agent in Europe in connection with:

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

  •
  the issuance and sale in 2006 of $20 million of our Convertible Notes, which were converted into an aggregate of 1,553,361 shares of our Common Stock in December 2007 and January 2008, at prices above the NASDAQ closing price on the dates of conversion;

  •
  the issuance and sale in June 2007 of 1,757,469 shares of our common stock in a private placement to non-US investors at a purchase price of $11.38 per share, which represented the NASDAQ closing price on the date of the transaction, representing gross proceeds of $20.0 million; and

  •
  the issuance and sale in December 2007 of 950,000 shares of our common stock in a private placement to non-US investors at a purchase price of $12.37 per share, which represented the NADSAQ closing price on the date of the transaction, representing gross proceeds of $11.8 million.

        Mr. Friedli also arranged the placement through a European investment bank of a $20.6 million convertible promissory note in late fall 2005. In connection with all of these transactions, an aggregate of $103.7 million in gross proceeds was raised for us.

        In October 2007, we also obtained a $30.0 million financing commitment from FCF. This financing commitment is for a twelve month term and provides for financing through the issuance by us of common stock at a price determined as the basis of market value, or the issuance by us of three-year promissory notes bearing interest at LIBOR plus 4%. Although we control the timing of any draws made during the term of the commitment, FCF determines the identity of the purchasers and whether we issue common stock or promissory notes, subject, however to limitations on, among other things, the

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

7. Related Party Transactions (Continued)

aggregate number of shares of common stock that may be issued. We did not incur any fees in connection with the establishment of this financing commitment.

        We did not pay any fees for any of the financings arranged in 2007 through Mr. Friedli or entities with which he is affiliated.

        Prior to 2007, we paid referral fees and costs of $3.4 million to accounts designated by Mr. Friedli, including accounts of unrelated third parties. Also prior to 2007, we paid expense reimbursement of $350 to Mr. Friedli and issued 12,500 shares of our common stock to him in recognition of his fundraising efforts on our behalf in 2004 and 2005. In addition, specific to the placement of the $20.6 million convertible promissory note in late fall 2005, we paid placement agency fees to the European investment bank.

        In addition, we paid $600 to Friedli Corporate Finance, Inc. in connection with the issuance of the $20.0 million in Convertible Notes in 2006. Included among the purchasers was Mr. Friedli, individually, who purchased $4,500,000, and New Venturetec, Inc., a Swiss publicly traded company approximately 3% owned by Mr. Friedli who serves as its President, which purchased an additional $4,000,000 of the Convertible Notes. The $4,000,000 in Convertible Notes originally purchased by New Venturetec, Inc. were subsequently acquired by Mr. Friedli from New Venturetec in a separate transaction. Our Board of Directors, including all of our independent directors, but with Mr. Friedli abstaining, together with the audit committee, unanimously approved the offering and sale of the Convertible Notes, including the sales to Mr. Friedli and New Venturetec, Inc. and the arrangements with Friedli Corporate Finance, Inc.

        New Venturetec/Pine Loans.    In 2004, we obtained $2.35 million in debt financing through two entities with which Mr. Friedli is affiliated. The first of these entities was, Venturetec, Inc., a wholly owned subsidiary of New Venturetec, Inc. The other entity is Pine, Inc., a company which at the time of the financing was majority owned and managed by Mr. Friedli. These convertible demand notes accrued interest at 10% and included a 10% premium due upon redemption.

        In this financing, Venturetec, Inc. lent us $1.35 million, and Pine lent us $1.0 million. In consideration of these loans, we issued to the lenders promissory notes in the principal amount of the sums lent to us. We also issued warrants to Venturetec, Inc. for 237,500 shares of our common stock at $0.40 per share. These warrants were exercised concurrent with our initial public offering.

        To facilitate these borrowings and other financings, and for commitments of consideration in respect of yet additional financing if needed, we issued warrants for an aggregate of 1,250,000 shares at an exercise price of $0.40 per share. Mr. Friedli subsequently arranged for the acquisition of those warrants and they have since been cancelled. In recognition of his efforts in procuring the cancellation of all of these warrants, we issued a new warrant to Mr. Friedli, exercisable for up to 1,000,000 shares of our common stock at $11.00 per share, the price for which shares were sold in the initial public offering. This warrant expires in May 2011.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

7. Related Party Transactions (Continued)

        Other Financings.    We have engaged in the following additional financings that involved Mr. Friedli, or entities with which he is affiliated:

  •
  In 2005, Venturetec, Inc. purchased an additional 47,244 shares of our Series D Mandatorily Redeemable Convertible Preferred Stock at $2.00 per share, representing aggregate gross proceeds of $94. Also in 2005, it purchased 400,000 shares of our Series E Preferred Stock at $2.50 per share, representing aggregate gross proceeds of $1.6 million.

  •
  US Venture 05, Inc., a venture fund for which Mr. Friedli is president and investment manager, purchased in 2005 4,000,000 shares of our Series E Preferred Stock at $2.50 per share, representing aggregate gross proceeds of $10.0 million. Mr. Friedli has no ownership interest in this investor.

  •
  World Communication Development AG, a Swiss corporation of which Mr. Friedli is a member of the board of directors, purchased in 2005, 66,666 shares of our Series D Mandatorily Redeemable Convertible Preferred Stock at $2.00 per share, representing aggregate gross proceeds of $133. Mr. Friedli has no ownership interest in this investor.

  •
  Joyce Ltd., an entity which at the time was majority owned by Mr. Friedli, purchased 340,495 shares of our Series D Mandatorily Redeemable Convertible Preferred Stock in 2005 at $2.00 per share, representing aggregate gross proceeds of $681.

  •
  Mr. Friedli purchased 488,118 shares of our Series D Mandatorily Redeemable Convertible Preferred Stock in 2005 at $2.00 per share, representing aggregate gross proceeds of $976. Mr. Friedli also purchased and acquired $8.5 million of the $20 million of Notes issued in October 2006. The $8.5 million in Convertible Notes were converted into 662,746 shares of Common Stock in December 2007 at $13.00 per share. In addition, Mr. Friedli purchased 1,230,229 shares of our Common Stock in the June 2007 private placement, representing aggregate proceeds of $14 million, and 100,000 shares of our Common Stock in the December 2007 private placement, representing aggregate proceeds of $1.2 million. Both these private placements were priced at market.

        Lockup Agreement.    On October 30, 2006, we entered into a Lockup Agreement with Mr. Friedli, Venturetec, Inc. and U.S. Venture 05, Inc. Pursuant to the Lockup Agreement, Mr. Friedli and such entities initially agreed with us, subject to limited exceptions, not to transfer our securities held by them without our approval, until January 30, 2008. The Lockup Agreement was amended in September 2007, by an Amendment to Lockup Agreement, pursuant to which Mr. Friedli and Venturetec. Inc have agreed to extend the term of the Lockup Agreement as applicable to them, until January 30, 2009.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

8. Warrants

        At December 31, 2007, we had warrants to purchase our common stock outstanding as shown in the following table.

	Common Stock
	# of Shares	Weighted Average Price
Warrants outstanding, January 1, 2006	2,125,000	$0.40
Warrants granted	1,000000	11.00
Warrants exercised	(875,000)	0.40
Warrants cancelled	(1,250,000)	0.40

Warrants outstanding, December 31, 2006	1,000,000	$11.00
Warrants granted	—	—
Warrants cancelled	—	—
Warrants exercised	—	—

Warrants outstanding, December 31, 2007	1,000,000	$11.00

        Following is the summary of the status of outstanding warrants to purchase our common stock at December 31, 2007.

Warrant Price	Common Shares	Weighted Average Remaining Contractual Life	Intrinsic Value
$11.00	1,000,000	3.5 years	$1,000

        In August 2006, when the price of the 2006 warrant was determined, we computed its value using the Black-Scholes option pricing method, using a risk free interest rate of 4.80%, the expected life of 2.5-years and a stock volatility factor of 44.66%. Since the Company just recently completed its initial public offering and previously its stock did not trade, we determined the volatility by selecting a comparable public company in the biotech industry and tracking its stock prices over the past 2.5-years. The value of this warrant was determined to be $3.5 million which as been recorded in the accompanying statement of operations as General and Administrative expenses during the year ended December 31, 2006.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

9. Income Taxes

        The components of the Company's net deferred tax assets at December 31 are as follows:

	2007	2006
Deferred Tax Assets:
Net operating loss carry-forwards	$85,016	$63,157
Research and experimentation credit carry-forwards	7,167	5,142
Property and equipment	1,432	1,546
Other	—	51

	93,615	69,896
Valuation allowance	(93,615)	(69,896)

Net deferred tax assets	$—	$—

        Our deferred tax assets have been fully reserved in both 2007 and 2006 since their ultimate future realization cannot be assured. The valuation allowance increased by $23.7 million for the year ended December 31, 2007. We presently have available for federal income tax purposes, approximately $215 million of net operating loss carry-forwards and $7.1 million of research and experimentation credit carry-forwards, which expire beginning in 2009 through 2027. However, as a result of changes in our ownership since inception, the amount of these carry-forwards available to offset future taxable income and income taxes could be subject to annual limitations under IRC Section 382.

10. Research Collaboration Agreements and Government Contract

        United States Department of Defense Contract.    In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from radiation exposure. Under the terms of the contract, the DoD will provide funding to us for the development of Prochymal for acute radiation syndrome ("ARS") in two stages, with an initial amount of $4.2 million in 2008. If we are successful in obtaining FDA approval for ARS, the contract provides for the purchase of up to 20,000 doses, at $10,000 per dose, of Prochymal in four 5,000 dose increments.

        Genzyme Corporation Agreement.    In 2007, we entered into a collaborative agreement with Genzyme Corporation ("Genzyme") for the preparation and execution of development and purchase agreements made with U.S. and Allied governmental agencies. We will contribute Prochymal and corresponding safety and efficacy data to the effort and Genzyme will lend its vast product development and large-scale commercialization expertise. The agreement provides for Genzyme to receive a royalty of 15% on sales of Prochymal, limited to those sales made under contract to U.S. or Allied governmental agencies for emergency preparedness. We did not recognize any revenue or expense related to this collaborative agreement during 2007.

        Juvenile Diabetes Research Foundation Agreement.    In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") which provides for $4.0 million in funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. We initiated a Phase II clinical

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

10. Research Collaboration Agreements and Government Contract (Continued)

trial evaluating Prochymal as a treatment for type 1 diabetes in the fourth quarter of 2007. We expect to receive $2.0 million from JDRF during 2008 based upon the achievement of clinical milestones and the remaining $2.0 million in 2009, however, there can be no assurance of achieving these future milestones.

        JCR Pharmaceuticals Agreement.    In 2003, we entered into a strategic alliance with JCR Pharmaceuticals Co., Ltd. ("JCR"). Under the JCR agreement, we have granted JCR the exclusive right in Japan to use our technology in conjunction with the treatment of hematologic malignancies using hematopoietic stem cell transplants. The JCR agreement entitles us to a licensing fee and to royalties on any resulting revenue. Upon commencement of the agreement, JCR purchased 545,454 shares of our Series B Convertible Preferred Stock for $3.0 million. These shares were converted into 136,363 shares of our common stock concurrent with our initial public offering in August 2006. They also paid us a $3.0 million licensing fee, which was recognized as revenue in 2004 and 2003. In 2007 and 2005, upon the completion of certain milestones, we received $500 in each of those years as additional licensing fees, which was recognized as revenue.

        Boston Scientific Agreement.    Also in 2003, we entered into a long-term collaboration agreement with Boston Scientific Corporation ("BSC") focusing upon the development and commercialization of the use of mesenchymal stem cells technology to treat cardiovascular disease. The BSC agreement paid us a licensing fee and provided for royalties on resulting revenue, and included both a BSC equity investment and significant BSC debt financing for the cardiovascular project.

        We received a $5.0 million licensing fee for the use of our technology by BSC. This revenue was being recognized as revenue over a 63-month period, $952 of which was recognized in 2006 and 2005. In 2007, we recognized the remaining unamortized licensing fee of $1.3 million.

        As provided for in the agreement, BSC purchased 2 million shares of our Class 1, Series 2003 Convertible Preferred Stock for $10 million. These shares were converted into 500,000 shares of common stock concurrent with our initial public offering in August 2006.

        The agreement provided for a $50.0 million line of credit with BSC. In March 2004, the Company drew $5 million under this line of credit, which was recorded as long-term debt and accrued interest at 8%.

        In December 2007, we terminated the Agreement with BSC and regained the worldwide rights to cardiac indications. Upon termination, the line of credit was cancelled and the outstanding borrowings together with accrued interest was converted into a one-year 8% promissory note which is payable in quarterly installments beginning in January 2008.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

12. Commitments and Contingencies

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

        We also lease approximately 126,000 square feet of laboratory, production, warehouse and office space in Baltimore, Maryland under an amended lease agreement that expires in September 2008. We intend to vacate the Baltimore facility upon the expiration of this amended lease and consolidate our operations in our Columbia, Maryland facility. This lease was originally arranged by the Maryland Economic Development Corporation and the City of Baltimore who arranged the financing of the building improvements. We have an outstanding letter of credit of $150 that is used as security for this lease. The letter of credit is fully collateralized by restricted cash. We sublease a portion of the office and warehouse space to a third party on a month-to-month basis and record the $10 monthly rent as a reduction of our facilities expense.

        We also have entered into various financing arrangements to lease laboratory and other equipment. The terms of these facilities and equipment leases are considered capitalized leases, and the following amounts are included in our balance sheets at December 31, 2007 and 2006:

	2007	2006
Facilities leases	$8,568	$8,568
Equipment leases	3,157	3,157

	11,725	11,725
Less—accumulated amortization	(11,098)	(10,351)

Leased property and equipment, net	$627	$1,374

        Future minimum lease payments under these capitalized facilities and equipment arrangements are as follows:

	Facilities	Equipment	Total
2007	$906	$8	$914
2008	—	8	8
2009	—	3	3

	906	19	925
Less interest	(26)	(2)	(28)

Present value of minimum lease payments	880	17	897
Less long-term portion	—	(11)	(11)

Capital lease obligations, current	$880	$6	$886

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

12. Commitments and Contingencies (Continued)

        The future minimum lease payments due under the operating lease for our Columbia, Maryland facility are as follows:

Columbia Facility
2008	$876
2009	978
2010	1,056
2011	1,082
2012	1,109
2013 - 2016	3,999

$9,100

        Agreement.    In 1994, we entered into a Technology Transfer and License Agreement with Case Western Reserve University ("CWRU") under which we purchased rights to certain mesenchymal stem cell and related technology and patents. We are required to pay royalties on revenues related to CWRU developed technology, with minimum royalties of $50 per year. We paid CWRU $50 in 2007, 2006 and 2005.

13. Segment Reporting

        In 2007, we began to manage our business in two reportable operating segments: the Biologic Drug Candidates segment and the Biologic Tissue Product segment. Our Biologic Drug Candidates segment focuses on developing and marketing products to treat medical conditions in the inflammatory, orthopedic and cardiovascular areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Our Biologic Drug Candidates segment does not presently have any products approved for sale and its revenues consist of license fees and royalties from collaborative research agreements.

        Our Biologic Tissue Product segment includes the manufacture and sale of Osteocel, which we launched in July 2005 and is currently being used by orthopedic surgeons for focal bone repair.

        We evaluate the performance of our Biologic Tissue Product segment based upon gross margin and operating income before net interest expense, depreciation, and corporate general and administrative expenses, which we refer to as segment profit or loss. We have presented estimated 2006 segment results through the gross profit result to compare to our 2007 presentation in the table below. However, because our Biologic Tissue Product segment was not managed as a separate segment prior to 2007, we are unable to determine the other operating expenses that may have been attributable to this segment in 2006 and 2005.

        In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular operating segment. Accordingly, capital expenditures and total asset information by reportable segment is not presented. The reportable

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

13. Segment Reporting (Continued)

segments use the same accounting policies as those used by the Company. There are no significant inter-segment sales or transfers.

        Substantially all of our revenues and assets are attributed to and are received from entities located in the United States. During the years ended December 31, 2007, 2006 and 2005, we sold product produced in our Biologic Tissue Product segment primarily to two customers, both of which represent greater than ten percent of our revenues.

        The table below sets forth the revenues, gross margin and segment profit (loss) for the year ended December 31, 2007, and the revenues and gross margin for the years ended December 31, 2006 and 2005.

	Biologic Drug Candidates	Biologic Tissue Product	Corporate	Total
Year Ending December 31, 2007
Revenues	$2,048	$15,240	$—	$17,288
Gross margin	—	8,285	—	8,285
Segment profit (loss)—unaudited	(45,092)	4,574	(6,708)	(47,226)
Year Ended December 31, 2006
Revenues	$1,181	$8,291	$—	$9,472
Gross margin	—	4,594	—	4,594
Year Ended December 31, 2005
Revenues	$3,013	$957	$—	$3,970
Gross margin	—	513	—	513

        We reported a loss in our Biologic Tissue Product segment for the quarter ending March 31, 2007 which was primarily attributable to costs associated with the expansion of our Osteocel manufacturing facility, as we experienced failed production qualification runs while expanding our capacity. The production issues were subsequently resolved in late March 2007, and the expanded facility has produced product in line with our expectations during the remainder of 2007. During the second quarter of 2008, we expect to start production of Osteocel in our Columbia, Maryland facility and by the end of the third quarter of 2008, move all of our production activities to Columbia, Maryland

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands, except for share and per share data)

14. Quarterly Financial Data (Unaudited)

        Following is a summary of our Unaudited quarterly results for the years ended December 31, 2007, 2006 and 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total revenues	$2,279	$3,547	$4,297	$7,165
Product sales	2,000	3,252	4,003	5,985
Cost of goods sold	901	1503	1,826	2,725
Research and development expenses	11,030	10,583	10,842	18,396
General and administrative expenses and fees	1,506	1,501	1,689	2,012
Net loss	(11,501)	(10,458)	(10390)	(21,572)
**Net loss per common share, basic and diluted	(0.42)	(0.37)	(0.36)	(0.73)
2006
Total revenues	$1,400	$1,987	$2,841	$3,244
Product sales	1,105	1,689	2,539	2,958
Cost of goods sold	489	762	1,113	1,333
Research and development expenses	4,368	10,922	9,242	13,058
General and administrative expenses and fees	1,138	1,209	5,300	812
Net loss	(5,121)	(11,605)	(15,565)	(12,668)
**Net loss per common share, basic and diluted	(0.56)	(1.27)	(0.75)	(0.46)
2005
Total revenues	$385	$1339	$1285	$961
Product sales	—	—	284	673
Cost of goods sold	—	—	220	224
Research and development expenses	2,657	3,592	3,464	7,214
General and administrative expenses and fees	752	487	554	501
Net loss	(3,868)	(3,394)	(4,678)	(8,055)
**Net loss per common share, basic and diluted	(0.43)	(0.38)	(0.52)	(0.88)

**
Loss per share is calculated on a quarterly basis and may not be additive to year-to-date amounts.

Part III

        Certain information required in Part III is omitted from this report, but is incorporated by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of our fiscal year ended December 31, 2007, pursuant to Regulation 14A with the Securities and Exchange Commission.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    An evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control over Financial Reporting.    Management's report on internal control over financial reporting is included in "Item 8. Financial Statements and Supplementary Data."

        Changes in Internal Control over Financial Reporting.    There have not been any changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information contained in our proxy statement under the captions "Information About the Board of Directors and Committees," "Corporate Governance," "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

        We have adopted the Osiris Therapeutics, Inc. Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers and the Osiris Therapeutics, Inc. Code of Conduct which applies to all our employees and members of the Board of Directors. These policies are publicly available on our website at http://www//investor.osiris.com/documents.cfm.

Item 11.    Executive Compensation.

        The information contained in our proxy statement under the caption "Executive Officers and Compensation" is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained in our proxy statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and this Annual Report on Form 10-K under the caption "Part II—Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans" is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information contained in our proxy statement under the caption "Executive Officers and Compensation—Certain Relationships and Related Party Transactions," "Information About the Board of Directors and Committees" and "Corporate Governance" is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information contained in our proxy statement under the caption "Auditor Services" is incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1.
The following financial statements are included in Item 8 of this Annual Report:

      Management's Report on Internal Control Over Financial Reporting

      Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting

      Report of Independent Registered Public Accounting Firm—Financial Statements

      Balance Sheets as of December 31, 2007 and 2006

      Statements of Operations for the years ended December 31, 2007, 2006 and 2005

      Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

      Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

      Notes to Financial Statements

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

  2.
  Exhibits

Exhibit Number	Description of Exhibit
3.1†	Amended and Restated Certificate of Incorporation of the Registrant.
3.2†	Amended and Restated Bylaws of the Registrant.
4.1†	Form of Common Stock Certificate.
10.1†	Amended and Restated 1994 Stock Incentive Plan, as amended.
10.2†	2006 Omnibus Plan.
10.3†	Director Compensation Policy.
10.4†	Employment Agreement by and between the Registrant and C. Randal Mills, Ph.D., dated as of May 15, 2004.
10.5†	Employment Agreement by and between the Registrant and Cary J. Claiborne, dated as of December 3, 2004.
10.6†	Employment Agreement by and between the Registrant and Harry Carmitchel, dated as of September 1, 2004.
10.7†	Employment Agreement by and between the Registrant and Earl R. Fender, dated as of June 12, 2006.
10.8†	Loan Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 5, 2003, as amended.
10.9†	Amendment No. 1 to the Loan Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 12, 2004.
10.10†	Security Agreement from the Registrant to Boston Scientific Corporation, dated as of March 12, 2004.
10.11†*	Contract Manufacturing Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 5, 2003.
10.12†*	Development Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 5, 2003.
10.13†	Investment Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 5, 2003.
10.14†	Investor Rights Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 5, 2003.
10.15†*	License Agreement by and between the Registrant and Boston Scientific Corporation, dated as of March 5, 2003.
10.16†	Investor Rights Agreement by and between the Registrant and JCR Pharmaceuticals, Inc. dated August 26, 2003.
10.17†*	License Agreement by and between the Registrant and JCR Pharmaceuticals, Inc. dated August 26, 2003.
10.18†*	Distribution and Supply Agreement by and between the Registrant and Blackstone Medical, Inc., dated as of November 10, 2005.
10.19†	Technology Transfer and License Agreement by and between the Registrant and Case Western University, dated as of January 1, 1993, as amended.
10.20†*	Marketing Collaboration and License Agreement by and between the Registrant and BioWhittaker, Inc., dated as of August 11, 1999.
10.21†	Registration Rights Agreement by and between the Registrant and Cambrex Corporation, dated November 28, 2005.
10.22††	Form of Convertible Promissory Note, dated October 30, 2006.
10.23†	Lease Agreement by and between the Registrant and SAGA Limited Partnership, dated as of January 18, 1995, as amended.

10.24†	Second Amended and Restated Sublease Agreement by and between the Registrant and Maryland Economic Development Corporation, dated as of June 30, 1998, as amended.
10.25†	Lease Agreement by and between Gateway S-8, LLLP and Nova Telecommunications, Inc., dated August 11, 1998, as amended.
10.27†	Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated June 6, 2006.
10.28†	Consulting Agreement by and between the Registrant and Friedli Corporate Finance, Inc., f/k/a Friedli Corporate Finance AG, dated November 1995, as amended.
10.29†	Termination Letter from Friedli Corporate Finance, Inc., f/k/a Friedli Corporate Finance AG, to the Registrant, dated May 10, 2006.
10.30†	Indemnification Letter from Friedli Corporate Finance, Inc., f/k/a Friedli Corporate Finance AG, and Peter Friedli to the Registrant, dated May 19, 2006.
10.31†	Warrant to Purchase up to 1,000,000 shares of Common Stock granted by Registrant to Peter Friedli, dated May 24, 2006.
10.32††	Lock-up Agreement, dated October 30, 2006, by and among the Registrant, Peter Friedli, Friedli Corporate Finance, Inc. and US Venture 05, Inc.
10.33††	Letter Agreement, dated October 30, 2006, by and between the Registrant and Friedli Corporate Finance, Inc.
10.34†	Employment Agreement, dated July 31, 2006, by and between the Registrant and Lode Debrabandere.
10.35	Letter Agreement, dated June 6, 2007, by and between Friedli Corporate Finance, Inc. and Osiris Therapeutics, Inc. (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on June 7, 2007).
10.36	Form of Subscription Agreement, dated June 6, 2007, by and between the Registrant and Private Placement Investor (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on June 7, 2007).
10.37	Amendment to Lock-up Agreement, acknowledged September 20, 2007, by and between the Registrant and Peter Friedli and Venturetec, Inc., (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on September 20, 2007).
10.38	Letter Agreement, dated October 3, 2007, between Friedli Corporate Finance, Inc. and the Registrant (together with forms of subscription agreements and promissory note), (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on October 10, 2007).
10.39	Employment Separation Agreement and Release, dated November 23, 2007, by and between the Registrant and Cary J. Claiborne (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2007).
10.40	Form of Agreement, dated December 19, 2007, by and between the Registrant and the holders of Convertible Promissory Notes (Incorporated herein by reference to Registration Statement on Form S-3 filed by the Registrant with the SEC on January 18, 2008).

10.41	Form of Subscription Agreement, dated December 19, 2007, by and between the Registrant and Private Placement Investor (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on June 7, 2007).
10.42	Termination Agreement, dated December 31, 2007, by and between the Registrant and Boston Scientific Corporation (filed herewith).
10.43	Promissory Note, dated December 31, 2007, made by the Registrant in favor of Boston Scientific Corporation (filed herewith).
10.44	Award/Contract, dated January 3, 2008, issued by the U.S. Army Space & Missile Defense Command to the Registrant (Incorporated herein by reference to Current Report on Form 8-K filed by the Registrant with the SEC on January 4, 2008).
11.1.1	Statement re: Computation of Per Share Loss (included in Note 1 to Financial Statements included in Part II Item 8 herein).
23.1.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1.1	Rule 15d-14(a) Certification of C. Randal Mills, President and Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of Philip R. Jacoby, Jr., Interim Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of C. Randal Mills, Chief Executive Officer, and Philip R. Jacoby, Jr., Interim Chief Financial Officer (filed herewith).

†
Incorporated herein by reference to corresponding Exhibit to the Registrant's Registration Statement on Form S-1, which was declared effective by the SEC on August 3, 2006.

††
Incorporated herein by reference to corresponding Exhibit to the Registrant's Current Report on Form 8-K, as filed with the SEC on November 2, 2006.

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

OSIRIS THERAPEUTICS, INC.
March 17, 2008	By:	/s/ C. RANDAL MILLS C. Randal Mills, Ph.D. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. RANDAL MILLS C. Randal Mills, Ph.D.	President and Chief Executive Officer (principal executive officer)	March 17, 2008
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Interim Chief Financial Officer & Corporate Secretary (principal financial officer and principal accounting officer)	March 17, 2008
/s/ GREGORY H. BARNHILL Gregory H. Barnhill	Director	March 17, 2008
/s/ PETER FRIEDLI Peter Friedli	Director	March 17, 2008
/s/ FELIX GUTZWILLER Felix Gutzwiller	Director	March 17, 2008
/s/ JAY M. MOYES Jay M. Moyes	Director	March 17, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
OSIRIS THERAPEUTICS, INC. Annual Report on Form 10-K Fiscal Year Ended December 31, 2007
INDEX
PART I
  Item 1. Business.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Securities Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issurer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Osiris Therapeutics, Inc. Financial Statements INDEX
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FINANCIAL STATEMENTS
OSIRIS THERAPEUTICS, INC. BALANCE SHEETS (amounts in thousands)
OSIRIS THERAPEUTICS, INC. STATEMENTS OF OPERATIONS (amounts in thousands, except per share data)
OSIRIS THERAPEUTICS, INC. STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (amounts in thousands, except for share data)
OSIRIS THERAPEUTICS, INC. STATEMENTS OF CASH FLOWS (amounts in thousands)
OSIRIS THERAPEUTICS, INC. NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (amounts in thousands, except for share and per share data)
Part III
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
Part IV
  Item 15. Exhibits, Financial Statement Schedules.
Signatures