Form 10-Q
period 2008-03-31
OSIRIS THERAPEUTICS, INC.
filed 2008-05-12
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock, par value $0.001 per share	31,765,941

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                           Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

Condensed Balance Sheets

Unaudited

Amounts in thousands

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$4,791	$704
Short-term investments	7,280	17,460
Accounts receivable	360	549
Prepaid expenses and other current assets	1,334	1,583
Current assets of discontinued operations	8,649	8,445
Total current assets	22,342	28,741

Property and equipment, net	1,629	2,020
Restricted cash	280	280
Other assets	1,106	1,404
Long-term assets of discontinued operations	5,539	4,596
Total assets	$30,896	$37,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,430	$11,535
Notes payable, current portion	12,891	6,521
Capital lease obligations, current portion	587	886
Current liabilities of discontinued operations	3,068	2,552
Total current liabilities	29,984	22,705

Note payable, net of current portion	—	1,200
Capital lease obligations, net of current portion	8	11
Total liabilities	35,148	37, 881

Stockholders’ equity:
Common stock, $0.001 par value, 90,000 shares authorized 31,766 and 31,648 shares outstanding in 2008 and 2007	32	32
Additional paid-in-capital	257,904	255,728
Accumulated deficit	(257,024)	(241,424)
Total stockholders’ equity	912	14,336
Total liabilities and stockholders’ equity	$30,896	$37,041

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Operations

Unaudited
Amounts in thousands, except per share data

	Three Months Ended March 31,
	2008	2007

Revenue from government contracts, collaborative research licenses and royalties	$362	$279

Operating expenses:
Research and development	16,694	8,494
General and administrative	2,608	1,506
Total operating expenses	19,302	10,000

Loss from operations	(18,940)	(9,721)

Interest expense, net	(209)	(343)

Loss from continuing operations	(19,149)	(10,064)

Income (loss) from operations of discontinued operations	3,549	(1,437)

Net loss	$(15,600)	$(11,501)

Basic and diluted net loss per share
(Loss) from continuing operations	$(0.60)	$(0.37)
Income (loss) from discontinued operations	0.11	(0.05)
Net loss	$(0.49)	$(0.42)

Weighted Average Common Shares (basic and diluted)	31,741	27,372

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statement of Stockholders’ Equity

For the three months ended March 31, 2008
Unaudited
Amounts in thousands, except for share and per share data

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2008	31,648,437	$32	$255,728	$(241,424)	$14,336

Induced conversion of convertible notes into common stock ($14.00 per share)	89,380	—	1,498	—	1,498

Exercise of options to purchase common stock ($0.40 per share)	6,624	—	3	—	3

Issuance of common stock for services rendered by directors ($12.01 per share)	21,500	—	258	—	258

Share-based payment — employee compensation	—	—	417	—	417

Net loss	—	—	—	(15,600)	(15,600)

Balance at March 31, 2008	31,765,941	$32	$257,904	$(257,024)	$912

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

Unaudited
Amounts in thousands

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Continuing Operations:
Loss from continuing operations	$(19,149)	$(10,064)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	481	411
Non cash share-based payments	650	520
Non cash interest expense	146	60
Changes in operating assets and liabilities:
Accounts receivable	189	82
Prepaid expenses and other current assets	250	81
Other assets	279	164
Accounts payable and accrued expenses	1,895	(864)
Deferred revenue	—	(238)
Long-term interest payable and other liabilities	—	100
Net cash used in continuing operations	(15,259)	(9,748)
Discontinued Operations:
Income (loss) from discontinued operations	3,549	(1,437)
Adjustments to reconcile income (loss) to net cash provided by discontinued operations:
Depreciation and amortization	42	17
Non cash share-based payments	25	9
Changes in operating assets and liabilities:
Accounts receivable	369	1.326
Inventory and other current assets	(574)	1,154
Accounts payable and accrued expenses	516	118
Net cash provided by discontinued operations	3,927	1,187
Net cash used by operating activities	(11,332)	(8,561)

Cash flows from investing activities:
Purchases of property and equipment	(1,077)	(870)
Proceeds from sale of short-term investments	10,353	10,839
Net cash provided by investing activities	9,276	9,969

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(1,932)	(290)
Restricted cash	—	6
Proceeds from convertible notes payable	8,000	—
Proceeds from the exercise of stock options	3	54
Net cash provided by (used in) financing activities	6,071	(230)

Net increase in cash	5,015	1,178
Cash at beginning of period	704	714

Cash at end of period:	$4,719	$1,892

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

1.              Basis of Presentation

The accompanying unaudited condensed financial statements of Osiris Therapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The interim financial statements are unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included.  The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from radiation exposure, and began recognizing contract revenue during the first quarter of 2008.  Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the government contract.

Loss per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of common share equivalents, using the treasury stock method. All common equivalent shares from the conversion of convertible debt and outstanding stock options and warrants are excluded from the computation of diluted loss per share as their effect is antidilutive.

Stock-Based Compensation Plans

In 1994, we adopted the Amended and Restated 1994 Stock Incentive Plan (the “1994 Plan”) under which 875,000 shares of common stock have been reserved for issuance upon the exercise of options or other equity grants that we issue from time to time.  In 2006, we adopted the 2006 Omnibus Plan, under which we reserved 850,000 shares of common stock for issuance upon the exercise of stock options or other equity grants.  We stopped granting options under the 1994 Plan upon the completion of our initial public offering in August 2006.

A summary of the combined activity under both of our stock-based compensation plans as of March 31, 2008 and changes during the three months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	880,410	$8.64	7.2	$5,091
Granted	277,500	11.95
Exercised	(6,624)	0.40		73
Forfeited or expired	(2,000)	9.40
Outstanding at March 31, 2008	1,149,286	9.40	8.5	5,497

Exercisable at March 31, 2008	399,024	3.73	7.2	3,996

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $7.94 per share. We received a total of $3 in cash from the exercise of options during the three months ended March 31, 2008.

Also during the three months ended March 31, 2008, we granted 21,500 unrestricted shares of common stock to members of our Board of Directors under our 2006 Omnibus Plan and recognized $258 in share-based expense.  As of March 31, 2008, 129,260 shares of common stock remain available for future grants under our 2006 Omnibus Plan.

Share-based compensation, (including director compensation) included in the statements of operations for the three months ended March 31, 2008 and 2007 was:

	Three Months Ended March 31,
	2008	2007
Biologic drug candidates	$229	$144
Discontinued operations	25	9
General and administrative	421	376
Total	$675	$529

As of March 31, 2008, there was approximately $5.8 million of total unrecognized share-based compensation cost related to options granted under our plans that will be recognized over a weighted-average period of approximately 3.5 years.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2008	2007
Supplemental disclosure of cash flows information:
Cash paid for interest	$208	$101
Cash paid for taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to directors for services rendered	258	295

Significant New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 will require entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative contracts, and disclosures about credit-risk related to contingent features in their hedged positions. The statement also asks entities to disclose more information about (i) the location and amounts of derivative instruments in financial statements; (ii) how derivatives and related hedges are accounted for under SFAS No. 133; and (iii) how the hedges affect the entity’s financial position, financial performance and cash flows. The statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. As of March 31, 2008 we have not adopted SFAS No. 161. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

3.              Discontinued Operations

In April 2008, we committed to a plan to sell our biologic tissue product practice, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel® and Osteocel® XO, an allograft material containing cancellous bone, used in spinal fusion and other surgical procedures.  We refer to these assets as our Osteocel asset disposal group.  Not included among the Osteocel asset disposal group is Osteocel® XC, our second generation product candidate under development for bone repair, utilizing culture expanded mesenchymal stem cells to create a synthetic version of Osteocel.  On May 8, 2008, we entered into a definitive agreement to sell the Osteocel asset disposal group to NuVasive, Inc., a Delaware corporation.  Our ability to consummate the sale is subject to, among other things, the expiration of the applicable waiting period (including any extensions) under the U.S. Hart-Scott-Rodino Act.  We are also seeking stockholder approval, to satisfy any approvals which may be required in respect of the sale under Delaware law.  We expect to close the transaction during the second or third quarter of 2008, recognizing a gain.

The net assets of the Osteocel asset disposal group were as follows, at March 31, 2008 and December 31, 2007:

	2008	2007
Accounts receivable	$3,955	$4,324
Inventory	4,622	3,983
Other current assets	72	138

Current assets of discontinued operations	8,649	8,445

Property and equipment, net	5,539	4,596

Current liabilities of discontinued operations	3,068	2,552

Net assets of discontinued operations	$11,120	$10,489

We eliminated the operations of the business components of the Osteocel asset disposal group from our ongoing operations as a result of the disposal transaction and have presented the results of the group’s operations as a discontinued operation for all periods. Summarized operating results of the Osteocel asset disposal group are as follows:

	Three Months Ended
	March 31,
	2008	2007
Product Sales	$7,511	$2,000
Cost of goods sold	3,781	901
Gross Profit	3,730	1,099

Failed production runs	—	2,433
General & administrative expenses	181	103
	181	2,536

Income (loss) from operations of discontinued operations	$3,549	$(1,437)

4.              Notes Payable

In March 2008, we issued $8.0 million in convertible promissory notes in a private placement to several non-U.S. investors pursuant to a private placement intended to qualify under Regulation S and Section 4(2) of the Securities Act of 1933, as amended.  The notes bear interest at a rate of 2% per annum and become due and payable on November 30, 2008.  The notes are convertible at the option of the respective holders at any time, into shares of common stock at conversion prices ranging from $12.04 to $12.17 per share (the respective closing prices on the NASDAQ Global Exchange on the dates of the definitive agreements). The notes provide for redemption at any time at our option, with 30-days prior written notice.  The note holders are afforded certain registration rights in respect of any shares issued upon conversion.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited Condensed Financial Statements for the three months ended March 31, 2008 and other disclosures included in this Quarterly Report on Form 10-Q. Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including under the heading “Risk Factors”, or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2008 and 2007.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Forward Looking Information.”

        We are a leading stem cell therapeutic company headquartered in Columbia, Maryland and focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic, and cardiovascular areas. We were incorporated in Delaware in April 2002. Our predecessor company was organized in 1992. Our lead biologic drug candidate, Prochymal™, is being evaluated in Phase III clinical trials for three indications, including acute and steroid refractory Graft versus Host Disease (“GvHD”) and Crohn’s disease, and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the Food and Drug Administration (“FDA”). Prochymal is also being developed for the repair of heart tissue following a heart attack and for protection of pancreatic islet cells in patients with type 1 diabetes. Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee. We have also partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies.

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

        The following table summarizes key information about our biologic drug candidates.

Product/Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	Phase III
	First Line Treatment of Acute GvHD	Phase III
	Biologics Refractory Crohn’s Disease	Phase III
	Type I Diabetes	Phase II
	Acute Myocardial Infarction	Phase II
	Acute Radiation Syndrome	Preclinical
Chondrogen	Osteoarthritis & Cartilage Protection	Phase I/II

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of March 31, 2008, we had an accumulated deficit of $257 million.

In addition to our biologic drug candidates, we produce and since July 2005 have marketed Osteocel for regenerating bone in orthopedic indications.  Osteocel is our only commercial product and generated revenue of approximately $7.5 million for the three months ended March 31, 2008.  We manufacture Osteocel in our Baltimore, Maryland clean-room facilities for distribution by us and others for use in orthopedic indications and spinal procedures.  In April 2008, however, we committed to a plan to sell our Osteocel related assets, and on May 8, 2008 entered into an asset purchase agreement to sell those assets, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel XO to NuVasive, Inc.  Our ability to consummate the sale is subject to a number of risks and uncertainties, and conditions precedent, including the expiration of the applicable waiting period (including any extensions) under the U.S. Hart-Scott-Rodino Act.  We are also seeking stockholder approval for the sale and expect to close the transaction during the second or third quarter of 2008, recognizing a gain.

Financial Operations Overview

Revenue

We recognize revenue on collaborative and royalty agreements and a contract with the United States Department of Defense for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified project. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis. From inception in December 1992 through March 31, 2008, we incurred aggregate research and development costs of approximately $251 million. We expect our research and development expenses to increase substantially in the future, as we expand our clinical trial activity, as our biologic drug candidates advance through the development cycle and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. In anticipation of the commercialization and bringing our biologic drug candidates to market, we are incurring increases in our general and administrative expense in the areas of business development and intellectual property.  We have also incurred increased general and administrative costs for legal and accounting compliance costs, investor relations and other activities associated with operating as a publicly traded company. Continued increases will also likely result from the additional hiring of operational, financial, accounting, facilities engineering and information systems personnel.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as disclosed herein.

Results of Operations

Comparison of Quarters ended March 31, 2008 and 2007

Revenues (excluding discontinued operations)

Revenues for the three months ended March 31, 2008 totaled $0.4 million, consisting of $0.3 million in contract revenue from the Department of Defense contract and $0.1 million in royalties. Revenues for the three months ended March 31, 2007 were $0.3 million, which consisted primarily of the recognition of license fees from research, development and commercialization collaborative agreements with an international pharmaceutical company. These collaborative agreements were terminated in December 2007 and upon such termination we regained the worldwide rights to Prochymal for cardiac indications.

Research and Development Expenses

Research and development expenses were approximately $16.7 million for the three months ended March 31, 2008 compared to $8.5 million for the comparable period in 2007, reflecting the increase in our clinical trial activities. At March 31, 2008, we are conducting three Phase III clinical trials in several inflammatory disease indications, Phase II clinical trials for acute myocardial infarction and type I diabetes and conducting preclinical research on acute radiation syndrome.

General and Administrative Expenses (excluding discontinued operations)

General and administrative expenses were $2.6 million for the three months ended March 31, 2008 compared to $1.5 million in the corresponding period in fiscal 2007.  The increased costs in 2008 include facilities costs associated with leasing and operating plants in Columbia and Baltimore, Maryland (the Baltimore facility is scheduled to close in the third quarter of 2008), increased legal costs associated with our intellectual property and increases in our managerial level staff in anticipation of qualifying and commercializing our biologic drug candidates.

Interest Expense, Net

Interest expense, net was $0.2 million for the three months ended March 31, 2008 compared to $0.3 million in the corresponding period in fiscal 2007.

Income (Loss) from Operations of Discontinued Operations

Income from operations of the Osteocel asset disposal group were $3.5 million for the three months ended March 31, 2008 compared to a loss of $1.4 million for the comparable period in 2007, as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Amounts in thousands)
Product Sales	$7,511	$2,000
Cost of goods sold	3,781	901
Gross Profit	3,730	1,099

Failed production runs	—	2,433
General & administrative expenses	181	103
	181	2,536

Income (loss) from operations of discontinued operations	$3,549	$(1,437)

In April 2008, we committed to a plan to sell our biologic tissue product practice, consisting of the Osteocel asset disposal group. On May 8, 2008, we entered into a definitive agreement to sell the Osteocel asset disposal group.  We expect to close the transaction during the second or third quarter of 2008, recognizing a gain.

Liquidity and Capital Resources

Liquidity

At March 31, 2008, we had $12.0 million in cash and short-term investments. In addition, in October 2007, we obtained a $30.0 million financing commitment from Friedli Corporate Finance, Inc., which is owned by Peter Friedli who is the Chairman of our Board of Directors and largest shareholder. This financing commitment is for a twelve month term and provides for financing through the issuance by us of common stock issued at a price determined as the basis of market value, or 3-year promissory notes bearing interest at LIBOR plus 4%. Although we control the timing of draws made during the term of the commitment, if any, Friedli Corporate Finance, Inc. determines whether we issue common stock or promissory notes, subject, however to certain limitations as to the aggregate number of shares of common stock that may be issued. We did not incur any fees in connection with this financing commitment and have made no draws under such commitment.

At March 31, 2008, our short-term debt consisted of $4.9 million due in quarterly installments through January 2009 and payable to an international pharmaceutical company and $8.0 million in convertible notes payable to several noteholders, including Mr. Friedli, which mature on November 30, 2008. The convertible notes may be converted into common stock at any time at the discretion of the note holders.  The notes also provide for redemption at any time at our option, with 30-days prior written notice.

Cash Flows

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2008, which is comprised of net cash used in continuing operations of $15.3 million, netted against net cash provided by discontinued operations of $3.9 million.  Net cash used in operating activities during the three months ended March 31, 2007 was $8.6 million, which is comprised of net cash used in continuing operations of $9.8 million, netted against net cash provided by discontinued operations of $1.2 million.

Net cash used in continuing operations during the first quarter of 2008 reflects the loss from continuing operations of $19.1 million, partially offset by $2.6 million in favorable changes in our working capital and $1.2 million of non-cash charges.  Net cash used in continuing operations during the three months ended March 31, 2007 was $9.7 million, reflecting our loss from continuing operations of $10.1 million, netted against unfavorable changes in working capital of $0.6 million and non-cash charges of $1.0 million.

Net cash provided by discontinued operations during the first quarter of 2008 reflects the income from discontinued operations of $3.5 million, increased by favorable changes in working capital of discontinued operations of $0.3 million and non-cash charges of $0.1 million.  Net cash provided by discontinued operations during the three months ended March 31, 2007 was $1.2 million and reflects our loss from discontinued operations of $1.4 million offset by favorable changes in working capital of discontinued operations of $2.6 million.  The favorable changes in working capital of discontinued operations in the first quarter of 2007 are primarily reductions in accounts receivable and inventory related to the failed production runs associated with the expansion of our Baltimore, MD manufacturing facility.

Net cash provided by investing activities was $9.3 million for the three months ended March 31, 2008, including $1.1 million of capital expenditures spent primarily on our manufacturing facilities in Columbia, Maryland, partially offset by the sale of $10.4 million of short-term investments. Net cash used in investing activity for the three months ended March 31, 2007 was $10.0 million.

Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2008. This includes scheduled payments on our capital leases and notes, offset by the $8.0 million proceeds from the issuance of convertible promissory notes in March 2008. Cash used in financing activities during the three months ended March 31, 2007 was $0.2 million.

Capital Resources

Our future capital requirements will depend on many factors, including, but not limited to:

•                       the closing of the transaction providing for the sale of the Osteocel asset disposal group and performance under the related manufacturing agreement;

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

We expect that our available cash and interest income, including the availability under our line-of-credit and financing commitment, will be sufficient to finance currently planned activities through at least 2008. These estimates are based on certain assumptions, which could be negatively impacted by the matters discussed under “Risk Factors” in this report and our Annual Report on Form 10-K, among other things.

If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business, financial condition and results of operations. See “Risk Factors” in this report and our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

Due to the short duration of our investment portfolio and the high quality of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. However, our investment portfolio consists of investment grade auction rate certificates which are presently illiquid at par value.  In the event we sold one of these auction rate securities presently in the secondary market, we may experience a loss of between 5% - 15% of the par value.  Our portfolio managers are presently unable to provide us with an estimate of how long the credit crisis in the auction rate certificate market will exist.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.               Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business. However, we are not currently a party to any material pending legal proceedings.

Item 1A.            Risk Factors.

In addition to the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008, you should carefully consider the risk factors described below which relate to our sale of the Ostoecel asset disposal group to NuVasive, Inc.  If any of the following risk factors or any of the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 actually occur, our business, financial condition or results of operations could be materially adversely affected.

Risk Factors Regarding the Proposed Sale of the Osteocel Asset Disposal Group.

The proposed sale may not be completed if the conditions to closing are not satisfied or waived.

The proposed sale may not be completed because the conditions to closing may not be satisfied or waived.  Conditions which must be satisfied or waived prior to the technology assets closing include obtaining stockholder approval and required consents from third parties such as tissue suppliers and parties to important contracts, and the receipt of requisite approvals or the expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  If the transaction is not completed, it is possible that we will have difficulty recouping the costs incurred in connection with negotiating the proposed transaction, and our business may be seriously harmed.  In addition, depending upon the reason for the termination, pursuant to the asset purchase agreement, we may become obligated upon termination to pay NuVasive a termination fee of $2,000,000, or $350,000 in expense reimbursements.

We may not receive all of the payments available to us under the terms of the asset purchase agreement, and accordingly, we may have less cash available to us to fund our remaining operations.

The terms of the asset purchase agreement provide for an initial payment of $35 million dollars in cash and allow for the prospect of additional milestone payments, of up to approximately an additional $50 million dollars in the aggregate.  In addition, pursuant to the terms of a manufacturing agreement to be entered into concurrent with the initial closing under the asset purchase agreement, we will have the ability to earn fee revenues related to the production of Osteocel for supply to NuVasive over a period of approximately eighteen months following the initial closing of the transaction.  The manufacturing agreement imposes minimum purchase order obligations on NuVasive which, if satisfied by us result in potential fee revenues of approximately $52 million.  Our ability to earn these milestone payments or fee revenues is, however, subject to a number of conditions and uncertainties, and we have no assurances that these amounts will, in fact, be paid to or be received by us in full.  If we do not receive these payments, we will have less cash available to fund our remaining operations and to support the continued development and pursuit of FDA approval for our biologic drug candidates, including Prochymal.

The asset purchase agreement will expose us to contingent liabilities which could adversely affect our ability to pursue our core business focused on the development and marketing approval for our biologic drug candidates, including Prochymal.

In the asset purchase agreement we have made customary representations and warranties and the parties have agreed to indemnify each other for breaches of representations, warranties and covenants contained in the asset purchase agreement, and we have agreed to indemnify NuVasive for certain excluded liabilities.  Should we incur liability for breach of these representations or warranties, our ability to pursue our core business focused on the development and marketing approval for our biologic drug candidates, including Prochymal, could be materially and adversely affected.

The failure to complete the proposed sale may result in a decrease in the market value of our common stock and may impair our ability to achieve our objectives of developing, obtaining FDA approval and marketing our biologic drug candidates, including Prochymal.

The failure to complete the proposed sale may result in a decrease in the market value of our common stock and may impair our ability to achieve our objectives of becoming profitable as quickly as possible and enhancing the value of our assets to our stockholders.

If our stockholders fail to approve the proposed sale, or if the proposed sale is not completed for any other reason, we will not receive the benefits of the transaction, which may substantially limit our ability to implement our strategy of pursuing the continued development, FDA approval and marketing of our biologic drug candidates, including Prochymal.

By completing the proposed sale, we will be selling the assets that have historically generated substantially all of our revenue.

Pursuant to the proposed sale, we will be selling our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel XO.  This business has historically been the source of a significant percentage of our revenue.  Although we expect to receive continued revenues for the supply of product pursuant to the manufacturing agreement, these revenues will not be long term and will likely cease within eighteen months after the initial closing under the asset purchase agreement.  Although our business related to the development, obtaining FDA approval and marketing of our biologic drug candidates, including Prochymal, will remain, this business has generated no appreciable revenue and has caused us to incur significant operating expenses and resulted in the incurrence of substantial losses in each year since our inception.  We expect to continue to incur operating expenses and anticipate our expenses and losses will increase in the foreseeable future as we continue our efforts to develop, obtain FDA approval and market our biologic drug candidates, including Prochymal.  Even in the event that all milestone payments are received by us under the asset purchase agreement, these funds and the funds available under the manufacturing agreement may not collectively be sufficient to fund our anticipated losses and expenses.  Accordingly, we may need to seek additional funding prior to our becoming cash flow positive on an operational basis.  We would likely seek such funding through public or private financing or some combination of them.  Additional funding may not be available to us on acceptable terms, or at all.

Our long term business prospects will depend primarily on the success of our biologic drug candidates business.

Although we will continue to manufacture Osteocel for approximately eighteen months after the initial closing under the asset purchase agreement, our biologic drug candidate business will be the primary focus of our business.  Our long term business prospects will, therefore, be dependent almost solely on the success of our biologic drug candidate business.  This business is based on novel technologies and involves significant risks and challenges in regards to product development and optimization, manufacturing, government regulation, intellectual property, third-party reimbursement and market acceptance, among other risks previously disclosed by us.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

Note Conversion

In January 2008, we induced the conversion of $1.2 million of our 10% convertible promissory notes, together with accrued interest, into 89,380 shares of common stock at the conversion price of $14.00 per share. The notes were held by institutional and accredited investors based outside of the U.S.    The debt conversion was arranged for us by Friedli Corporate Finance, Inc., of which Peter Friedli, our Chairman of the Board of Directors and largest shareholder, is President and sole owner.  The securities issued as a result of the debt conversion were issued pursuant to exemptions from registration, as provided for under Regulation S and Regulation D promulgated under Securities Act of 1933, as amended. In January 2008, we filed a Registration Statement on Form S-3 to register the resale of these shares by the respective holders.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
10.1

Form of Subscription Agreements, entered into on March 19 and March 24, 2008, by a between the Registrant and certain non-U.S. Purchasers in connection with the issuance and sale of $8.0 million in Convertible Promissory Notes in the aggregate.

10.2	Form of 2% Convertible Promissory Notes of the Registrant, dated March 19 and March 24, 2008, issued in the aggregate principal amount of $8 million to certain non-U.S. Purchasers.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Osiris Therapeutics, Inc.

Date: May 12, 2008	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Interim Chief Financial Officer