Form 10-Q/A
period 2008-03-31
OSIRIS THERAPEUTICS, INC.
filed 2008-05-22
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

AMENDMENT NO. 1 TO FORM 10-Q

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as originally filed with the Securities and Exchange Commission on May 12, 2008 (the “Original Filing”).  This Amendment relates solely to Part II, Item 6 of the Original Filing, and solely amends paragraph 4 of Exhibits 31.1 and 31.2, certification of principal executive officer and principal financial officer, respectively.  The text of Part II, Item 6 of the Original Filing, solely as it relates to Exhibits 31.1 and 31.2, respectively, is included herewith, and Exhibits 31.1 and 31.2, as so amended are filed herewith in their entirety, in each case for ease of reference.

Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect.  Without limiting the foregoing, this Amendment does not amend or modify Part II, Item 6 of the Original Filing as it relates to any exhibit included therewith, other than Exhibits 31.1 and 31.2.  This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

PART II — OTHER INFORMATION

*	*	*	*	*	*	*	*

Item 6.	Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: May 22, 2008	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Interim Chief Financial Officer