Form 10-Q
period 2008-09-30
OSIRIS THERAPEUTICS, INC.
filed 2008-11-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2008
Common Stock, par value $0.001 per share	31,811,468

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                               Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

Condensed Balance Sheets

Unaudited

Amounts in thousands

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$5,300	$704
Investments available for sale	5,294	17,460
Accounts receivable	726	549
Prepaid expenses and other current assets	1,752	1,583
Current assets of discontinued operations	5,801	8,445
Total current assets	18,873	28,741

Property and equipment, net	306	2,020
Restricted cash	130	280
Other assets	540	1,404
Long-term assets of discontinued operations	8,696	4,596
Total assets	$28,545	$37,041

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,883	$11,535
Notes payable, current portion	13,630	6,521
Capital lease obligations, current portion	6	886
Current liabilities of discontinued operations	6,808	2,552
Total current liabilities	33,327	21,494

Note payable, net of current portion	2,500	1,200
Other long-term liabilities	39	11
Long-term liabilities of discontinued operations	873	—
Total liabilities	36,739	22,705

Stockholders’ (deficit) equity:
Common stock, $.001 par value, 90,000 shares authorized 31,808 and 31,648 shares outstanding in 2008 and 2007	32	32
Additional paid-in-capital	258,914	255,728
Accumulated deficit	(267,140)	(241,424)
Total stockholders’ (deficit) equity	(8,194)	14,336
Total liabilities and stockholders’ (deficit) equity	$28,545	$37,041

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Operations

Unaudited

Amounts in thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue from government contracts, collaborative research agreements and royalties	$995	$294	$3,887	$868

Operating expenses:
Research and development	18,592	10,842	54,334	29,776
General and administrative	1,887	1,294	6,277	4,301
	20,479	12,136	60,611	34,077

Loss from operations	(19,484)	(11,842)	(56,724)	(33,209)

Interest expense, net	(419)	(330)	(800)	(1,091)

Loss from continuing operations	(19,903)	(12,172)	(57,524)	(34,300)

Discontinued operations:
Income (loss) from operations of discontinued operations	(384)	1,782	6,269	1,951
Gain from sale of discontinued operations	25,539	—	25,539	—
Income from discontinued operations	25,155	1,782	31,808	1,951

Net income (loss)	$5,252	$(10,390)	$(25,716)	$(32,349)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.63)	$(0.42)	$(1.81)	$(1.22)
Income from discontinued operations	0.80	0.06	1.00	0.07
Net income (loss)	$0.17	$(0.36)	$(0.81)	$(1.15)

Weighted Average Common Shares (basic and diluted)	31,808	29,230	31,799	28,234

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statement of Stockholders’ (Deficit) Equity

For the nine months ended September 30, 2008

Unaudited

Amounts in thousands, except for share and per share data

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2008	31,648,437	$32	$255,728	$(241,424)	$14,336

Induced conversion of convertible notes into common stock ($14.00 per share)	87,524	—	1,500	—	1,500

Exercise of options to purchase common stock ($0.40 - $6.84 per share)	50,569	—	262	—	262

Issuance of common stock for services rendered by directors ($12.01 per share)	21,500	—	258	—	258

Share-based payment — employee compensation	—	—	1,166	—	1,166

Net loss for the period	—	—	—	(25,716)	(25,716)

Balance at September 30, 2008	31,808,030	$32	$258,914	$(267,140)	$(8,194)

The accompanying notes are an integral part of these condensed financial statements.

 OSIRIS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

Unaudited

Amounts in thousands

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Continuing Operations:
Loss from continuing operations	$(57,524)	$(34,300)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	1,453	1,261
Non cash share-based payments	1,290	1,164
Non cash interest expense	130	182
Changes in operating assets and liabilities:
Accounts receivable	(177)	73
Prepaid expenses and other current assets	(169)	(40)
Other assets	864	393
Accounts payable and accrued expenses	(2,950)	(1,389)
Deferred revenue	—	(714)
Long-term interest payable and other liabilities	(839)	299
Net cash used in continuing operations	(57,922)	(33,071)
Discontinued Operations:
Income from discontinued operations	31,808	1,951
Adjustments to reconcile income to net cash provided by discontinued operations:
Gain from sale of discontinued operations, net of non-cash charges	(27,986)	—
Depreciation and amortization	295	80
Provision for bad debts	29	—
Non cash share-based payments	134	66
Changes in operating assets and liabilities:
Accounts receivable	844	(236)
Inventory and other current assets	1,066	(546)
Accounts payable and accrued expenses	4,256	23
Long-term liabilities	873	—
Net cash provided by discontinued operations	11,319	1,338
Net cash used in operating activities	(46,603)	(31,733)

Cash flows from investing activities:
Purchases of property and equipment	(4,029)	(4,184)
Proceeds from the sale of property and equipment	104	—
Proceeds from sale of discontinued operations, net of transaction costs	33,636	—
Proceeds from sale of investments available for sale	12,353	35,787
Purchases of investments available for sale	—	(18,730)
Net cash provided by investing activities	42,064	12,873

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(8,277)	(896)
Restricted cash	150	17
Proceeds from convertible and short-term notes payable	17,000	—
Proceeds from issuance of common stock	262	20,009
Payment of debt financing fees	—	(400)
Net cash provided by financing activities	9,135	18,730

Net increase (decrease) in cash	4,596	(130)
Cash at beginning of period	704	714

Cash at end of period:	$5,300	$584

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

1.                                                                                      Basis of Presentation

The accompanying unaudited condensed financial statements of Osiris Therapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), for interim financial information.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The interim financial statements are unaudited, but in the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included.  The interim financial statements for the three and nine months ended September 30, 2007 and the balance sheet as of December 31, 2007 have been reclassified to report our Osteocel business unit as discontinued operations, as discussed in Note 4 to these condensed financial statements.  The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

In October 2008, we entered into a Collaboration Agreement with Genzyme Corp. (“Genzyme”) for the development and commercialization of Prochymal® and Chondrogen®, as further discussed in Note 3 to these condensed financial statements.  Under this agreement, Genzyme is obligated to pay to us non-contingent, non-refundable cash payment of $130.0 million, with $75.0 million to be paid during November 2008 and $55.0 million to be paid on July 1, 2009.

This Collaboration Agreement has multiple deliverables, and we are currently evaluating the accounting for the non contingent, non refundable cash payment and the other elements of the agreement.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies.  In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure.  We began recognizing revenue under this contract during the first quarter of 2008.  Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract.  During the nine months ended September 30, 2008, we recognized $1.7 million in revenue from the DoD contract.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus.  This collaborative agreement provides for JDRF to provide up to $4.0 million in funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.  During the nine months ended September 30, 2008, we recognized $2.0 million in revenue upon the achievement of certain milestones delineated in our agreement with JDRF.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of common share equivalents, using the treasury stock method.  All common share equivalents resulting from assumed conversion of convertible debt and outstanding stock options and warrants are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Investments Available for Sale

Investments available for sale consist primarily of investment grade student loan auction rate certificates.  These certificates are valued at estimated fair value, which approximates their par value at September 30, 2008.

Investments available for sale are evaluated periodically to determine whether a decline in their value is “other than temporary.”  The term “other than temporary” is not intended to indicate a permanent decline in value.  Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security.  Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Our investments available for sale at September 30, 2008 consist of investment grade student loan auction rate certificates that are scheduled to be redeemed at par value within the next two to four months, pursuant to agreements by and between the investment banks and the SEC.

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

A summary of the combined activity under both of our stock-based compensation plans as of September 30, 2008 and changes during the nine months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	880,410	$8.64	7.2	$5,091
Granted	467,000	12.94
Exercised	(50,569)	5.18		402
Forfeited or expired	(91,875)	12.34
Outstanding at September 30, 2008	1,204,966	10.16	8.0	11,448

Exercisable at September 30, 2008	417,263	4.10	6.5	6,484

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 was $8.42 per share.  We received a total of $262 in cash from the exercise of options during the nine months ended September 30, 2008.

Also during the nine months ended September 30, 2008, we granted 21,500 unrestricted shares of common stock to members of our Board of Directors under our 2006 Omnibus Plan and recognized $258 in share-based expense.  As of September 30, 2008, 590,260 shares of common stock remain available for future grants under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of operations for the three and nine months ended September 30, 2008 and 2007 is allocable to our biologic drug candidate business, discontinued operations and general and administrative activities, as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Biologic drug candidates	$192	$252	$522	$582
Discontinued operations	55	15	134	37
General and administrative	213	114	768	611
Total	$460	$381	$1,424	$1,230

As of September 30, 2008, there was approximately $5.8 million of total unrecognized share-based compensation cost related to options granted under our plans which will be recognized over a weighted-average period of approximately 3.5 years.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2008	2007
Supplemental disclosure of cash flows information:
Cash paid for interest	$577	$1,219
Cash paid for income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to directors for services rendered	258	295

Significant New Accounting Pronouncements

On December 12, 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1.  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We do not believe the impact of adopting EITF 07-1 will have a material impact on our financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, except that under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” companies are allowed to delay the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008.  We adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities not recognized or disclosed at fair value on a recurring basis until the first quarter of 2009.  For further discussion of SFAS No. 157, see Note 6 to the Condensed Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.”   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in the first quarter of 2008.There was no material impact on our financial statements upon adoption.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS No. 161 will require entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative contracts, and disclosures about credit-risk related to contingent features in their hedged positions.  The statement also asks entities to disclose more information about (i) the location and amounts of derivative instruments in financial statements; (ii) how derivatives and related hedges are accounted for under SFAS No. 133; and (iii) how the hedges affect the entity’s financial position, financial performance and cash flows.  The statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required.  As of September 30, 2008 we have not adopted SFAS No. 161.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is applicable to our $10.5 million of convertible notes.  We are currently assessing the impact the adoption of FSP APB 14-1 will have on our financial statements.

 3.                                   Subsequent Event – Collaboration Agreement with Genzyme Corp.

On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen.  Under the terms of the Agreement, we will retain the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted the exclusive right and license to commercialize Prochymal and Chondrogen in all other countries (the “Genzyme Territory”), except with respect to Graft vs. Host Disease (“GvHD”) in Japan where Prochymal has previously been licensed to another pharmaceutical company.

As partial consideration for the grant of these rights, we will receive a non-contingent, non-refundable payment of $130.0 million cash from Genzyme, with $75.0 million paid in November 2008 and $55.0 million to be paid on July 1, 2009.  We are currently evaluating the accounting for the multiple elements of this agreement.  The Collaboration Agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme, to be paid by Genzyme to us, as follows:

Prochymal:   As respects to Prochymal, we are eligible to receive up to $500.0 million in development and regulatory milestone payments and up to $250.0 million in sales based milestone payments, as follows:

•                                                                                          Total development milestones related to GvHD of up to $50.0 million, with $25.0 million payable upon marketing approval from the United States Food & Drug Administration (“FDA”), and $25.0 million payable upon marketing approval from the European Medicines Agency (“EMEA”).

•                                                                                          Total development milestones of up to $180.0 million related to Crohn’s disease and Ulcerative Colitis, with $50.0 million payable upon achieving statistically significant endpoint(s) in a Phase III clinical trial for Crohn’s disease, $100.0 million payable upon marketing approval by the EMEA for Crohn’s disease, $10.0 million payable upon achieving statistically significant endpoint(s) in a Phase II or Phase III clinical trial for Ulcerative Colitis, and $20.0 million payable upon achieving marketing approval for Ulcerative Colitis by the EMEA.

•                                                                                          Total development milestones of up to $270.0 million related to the development of follow-on indications for Prochymal, with $20.0 million payable upon each success in a Phase II clinical trial for acute myocardial infarction, type 1 diabetes or other follow-on indications, as agreed to by the Company and Genzyme, and $40.0 million payable upon receipt of each marketing approval by the EMEA for Prochymal for chronic obstructive pulmonary disease (“COPD”), acute myocardial infarction, type 1 diabetes mellitus or other follow-on indications, as agreed to by the Company and Genzyme.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

•                                                                                          Total sales based milestones of up to $250.0 million for Prochymal, with $100.0 million payable when annual Prochymal sales reach $500.0 million in the Genzyme Territory, and $150.0 million when annual Prochymal sales reach $1.0 billion in the Genzyme Territory.

Chondrogen:   Upon receipt of the results of the planned Phase II/III clinical trial of Chondrogen, Genzyme may elect to opt-out of further Chondrogen development, at which point all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen.  If Genzyme does not opt-out, we are eligible to receive up to $500.0 million in development, regulatory and sales based milestone payments for Chondrogen, as follows:

•                                                                                          Total development and regulatory milestones of up to $100.0 million, with $10.0 million payable if Genzyme does not opt-out, $10.0 million payable upon demonstration of disease modification in the current clinical trial program, $40.0 million payable upon marketing approval by either the FDA or EMEA for a pain reduction indication, and $40.0 million payable upon marketing approval by either the FDA or EMEA for a disease modification indication.

•                                                                                          Total sales milestones of up to $400.0 million, with $100.0 million payable when annual Chondrogen sales reach $500.0 million in the Genzyme Territory, $150.0 million when annual Chondrogen sales reach $1.0 billion in the Genzyme territory, and $150.0 million when annual Chondrogen sales reach $2.0 billion in the Genzyme Territory.

Development Costs:   The Collaboration Agreement also provides that we will be solely responsible for ongoing clinical trial costs and future clinical trial costs with respect to both Prochymal and Chondrogen through Phase II clinical trials.  We and Genzyme will share all costs of future Phase III and Phase IV clinical trials for agreed-upon indications (assuming in the case of Chondrogen that Genzyme does not opt-out), with us being responsible for 60% of such costs and Genzyme responsible for 40% of such costs.

Product Royalties:   Assuming successful development and marketing approval, we will receive escalating royalties on sales of Prochymal and Chondrogen within the Genzyme Territory.

U.S. & Canada Launch Support:   Genzyme will provide launch support starting six months prior to the commercialization of Prochymal in the United States and Canada, including pharmaco-economic analysis, product reimbursement, deploying a sales force, the development and implementation of brand positioning and customer support, among other services. Genzyme will provide such services for two-years from the first commercial sale in the United States and Canada and be compensated for such services through the payment of royalties on the net sales of Prochymal made in the United States and Canada during this time period.

Term:   The Collaboration Agreement provides that it will expire upon the completion of all development plans stipulated in the Collaboration Agreement and the expiration of all payment obligations; however, Genzyme may terminate the Agreement early and without further obligation at any time after July 1, 2009, and either party may terminate the Collaboration Agreement due to non-performance, material breach or insolvency.

4.                                                                                      Discontinued Operations

In April 2008, we committed to a plan to sell our biologic tissue product business, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel® and Osteocel XO®, an allograft material containing cancellous bone, used in spinal fusion and other surgical procedures.  We refer to these assets as our Osteocel asset disposal group.  Not included among the Osteocel asset disposal group is Osteocel® XC, our second generation product candidate under development for bone repair, utilizing culture expanded mesenchymal stem cells to create a synthetic version of Osteocel.  On May 8, 2008, we entered into an Asset Purchase Agreement to sell the Osteocel asset disposal group to NuVasive, Inc., a Delaware corporation.  The agreement provides for the sale to be effected at two closings —a technology assets closing, at which technology and certain other business assets are transferred, and a manufacturing assets closing, at which manufacturing assets and facilities are transferred.  On July 24, 2008, we held a Special Meeting of Stockholders at which our stockholders overwhelmingly approved the sale of the Osteocel business.  The technology assets closing also occurred on that date, at which time we received an initial payment of $35.0 million.  The manufacturing assets closing is expected to occur approximately 18 months after the date of the technology assets closing.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we will continue to manufacture Osteocel for up to 18-months and sell 100% of the product to NuVasive at specified prices.  NuVasive has certain minimum purchase order obligations under the Manufacturing Agreement.  We could recognize up to approximately $40.0 million in revenue from discontinued operations under the Manufacturing Agreement, but do not expect to report significant profits, if any, from manufacturing the product under this Manufacturing Agreement.

In September 2008, we entered into amendments to the Asset Purchase Agreement and the related Manufacturing Agreement to accommodate reduced shipments of Osteocel by NuVasive to Blackstone Medical, Inc.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

The Asset Purchase Agreement, as amended, provides for up to $50.0 million of contingent additional payments to us upon our achievement of milestone events; in addition to the $35.0 million initial payment, as follows:

		Cut-Off
Milestone	Amount	Date
Initial payment	$35,000	Received in July 2008

Cumulative sales to NuVasive of 75,000 units(1)	5,000	April 2009
Cumulative sales to NuVasive of 180,000 units	5,000	January 2010
Net end-user sales of $35 million	15,000	none
Cumulative sales to NuVasive of 205,000 units	5,000	January 2010
Cumulative sales to NuVasive of 308,300 units	2,500	January 2010
Cumulative sales to NuVasive of 350,000 units	2,500	January 2010
Cumulative sales to NuVasive of 350,000 units	2,500	January 2010
Transfer of Manufacturing Assets	12,500	January 2010

Total possible purchase price	$85,000

(1) Each unit represents 1.0 cubic centimeter of Osteocel product.

If and when the requisite milestone events occur, we will recognize the milestone proceeds as a component of gain (loss) from the sale of discontinued operations.

We recognized a gain on the technology assets closing of $25,539 in the third quarter of 2008. We incurred transaction costs of $1,364, including legal, accounting and advisory fees.  We also established reserves totaling $8,097 to recognize the concessionary pricing of Osteocel that we will produce under the Manufacturing Agreement as amended.  These reserves will be amortized into the income (loss) from operations of discontinued operations through the end of 2009, concurrent with our fulfillment of our obligations under the Manufacturing Agreement.  At September 30, 2008, $4,298 of these reserves are included in current liabilities of discontinued operations and $873 are recorded as long-term liabilities of discontinued operations.

The net assets allocable to the Osteocel asset disposal group at September 30, 2008 and December 31, 2007 were as follows:

	2008	2007
Accounts receivable	$3,337	$4,324
Inventory	2,346	3,983
Other current assets	118	138

Current assets of discontinued operations	5,801	8,445

Property and equipment, net	8,696	4,596

Liabilities of discontinued operations	(7,681)	(2,552)

Net assets of discontinued operations	$6,816	$10,489

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amounts in thousands, except for share and per share data

We eliminated the Osteocel asset disposal group from our ongoing operations as a result of the disposal transaction and have presented the results of the group’s operations as a discontinued operation for all periods.  Summarized operating results of the Osteocel asset disposal group are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product sales	$2,872	$4,003	$19,338	$9,255
Cost of goods sold	3,035	1,826	11,602	4,230
Gross profit (loss)	(163)	2,177	7,736	5,025

Failed production runs	—	246	—	2,679
Selling, general & administrative expenses	221	149	1,467	395
	221	395	1,467	3,074

Income (loss) from operations of discontinued operations	$(384)	$1,782	$6,269	$1,951

5.                                                                                      Notes Payable & Related Party Transactions

In March and May 2008, we issued an aggregate of $10.5 million in convertible promissory notes to several non-U.S. investors pursuant to a private placement intended to qualify under Regulation S and Section 4(2) of the Securities Act of 1933, as amended. Three of these notes with an aggregate principal amount of $8.0 million bear interest at 2% and become due and payable on November 30, 2008.  The fourth note with a principal amount of $2.5 million bears interest at 4% and becomes due and payable on November 30, 2009. The notes are convertible at the option of the respective holders at any time, into shares of our common stock at conversion prices ranging from $12.04 to $13.18 per share (the respective closing prices on the NASDAQ Global Market on the dates of the definitive agreements). The notes provide for redemption at any time at our option, with 30-days prior written notice.  The note holders are afforded certain registration rights in respect of any shares issued upon conversion.

In June 2008, we issued an aggregate of $5.5 million in short-term notes, and in July 2008, we issued an aggregate of $1.0 million in short-term notes to several non-U.S. investors pursuant to a private placement intended to qualify under Regulation S and Section 4(2) of the Securities Act of 1933, as amended.  These notes bear interest at 10% semi-annually and become due and payable in December 2008.  The notes are not convertible but are redeemable at our option with ten days prior written notice, upon any monthly anniversary of the date of issuance. In the third quarter of 2008, we repaid $2.5 million of these notes together with accrued interest and expect to retire the remaining $4.0 million prior to December 31, 2008.

As previously disclosed in Current Reports filed on Form 8-K, Peter Friedli, the Chairman of our Board of Directors and largest shareholder participated in both the convertible promissory notes and the short-term notes private placements.  Our Board of Directors, including all of our independent directors, but with Mr. Friedli abstaining, together with our Audit Committee, unanimously approved the offering and sales of the convertible and short-term notes to Mr. Friedli. At September 30, 2008, Mr. Friedli is the holder of a $2.5 million convertible promissory note dated March 25, 2008. The convertible promissory note bears interest at 2%, payable upon maturity on November 30, 2008 and is convertible at any time at the sole discretion of Mr. Friedli into shares of our common stock at the conversion price of $12.17 per share.  Mr. Friedli is also the holder of $4.0 million in aggregate of our short-term notes which bear interest at 10% semi-annually and mature in December 2008.

Also, in December 2007, we issued a short-term promissory note to a multinational pharmaceutical company in the principal amount of $6,521.  This note accrued interest at 8% and became due in installment payments during 2008.  We paid $4,890, plus accrued interest, during the nine months ended September 30, 2008.  This note was paid in full in the fourth quarter of 2008.

6.                                                                                      Fair Value

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” or SFAS No. 157.  SFAS No. 157 establishes a standard framework for measuring fair value in generally accepted accounting principles, clarifies the definition of “fair value” within that framework, and expands disclosures about the use of fair value measurements.  We adopted SFAS No. 157 in the first quarter of 2008 with regard to all financial assets and liabilities in our financial statements going forward, and, consistent with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we have elected to delay the adoption of SFAS No. 157 for non-financial assets and liabilities not recognized or disclosed at fair value on a recurring basis until the first quarter of 2009. The adoption of SFAS No. 157 had no material impact on our financial statements.

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

Financial assets recorded at fair value in the Condensed Financial Statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

We carry no investments classified as Level 3.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements at September 30, 2008 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Overnight securities included in Cash	$4,665	$4,665	$—	$—
Investments available for sale	5,294	—	5,294	—

7.                                                                                      Commitments – Contract Manufacturing Agreement

In October 2008, we entered into a contract manufacturing agreement with Lonza Walkersville, Inc. for the purchase of Prochymal for use in our clinical trials.  This five-year agreement includes minimum purchase commitments through December 31, 2009.  We expect to pay Lonza approximately $12.1 million during 2008, including purchases made throughout the year, and approximately $15.2 million during 2009 under this agreement and record such payments as a component of research and development expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “Risk Factors” in our Annual Report on Form 10-K under Part I—Item 1A, “Part II—Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the United States Securities and Exchange Commission, or SEC, including, among others, this and other of our quarterly reports on Form 10-Q and any amendments thereto.  When used in this Quarterly Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements regarding the following: our product development efforts; our clinical trials and anticipated regulatory requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells and biologic drug candidates (including the anticipated timeline and clinical strategy for Prochymal and Chondrogen); our cash needs; patents and proprietary rights; ability of our potential products to treat disease; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; results of our scientific research; and our ability to benefit from the sale of our Osteocel business and to earn milestone payments and perform under and derive revenue from the related manufacturing agreement, and our ability to benefit from our collaborations with Genzyme Corp. and to earn milestone payments and perform under and derive royalty and other revenue thereunder.  Risks and uncertainties related to our Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen include, among others:  typical business transactional risks; risks related to product development and clinical trial design, performance and completion; uncertainty of the success of Prochymal and Chondrogen in clinical trials and their ability to treat disease; Genzyme’s early termination and opt-out rights; the ability of Osiris and Genzyme to successfully navigate regulatory requirements and to manufacture and commercialize products; and the uncertainty as to our ability to successfully perform under the collaborative arrangement and earn milestone and royalty payments thereunder.  All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs or projections will result or be achieved and you should not unduly rely on forward-looking statements.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2007, and our unaudited Condensed Financial Statements for the three and nine months ended September 30, 2008 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under Part I — Item 1A “Risk Factors,” and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, and in this Quarterly Report on Form 10-Q, under Part II – Item 1A “Risk Factors.”  There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2007.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Forward Looking Information.”

We are a leading stem cell therapeutic company headquartered in Columbia, Maryland, focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic, and cardiovascular areas.  We were incorporated in Delaware in April 2002.  Our predecessor company was organized in 1992.  Our lead biologic drug candidate, Prochymal®, is being evaluated in Phase III clinical trials for three indications, including acute and steroid refractory GvHD and Crohn’s disease, and is the only stem cell therapeutic currently granted both

Orphan Drug and Fast Track status by the Food and Drug Administration (“FDA”).  Prochymal is also being developed for the repair of heart tissue following a heart attack, the protection of pancreatic islet cells in patients with type 1 diabetes mellitus, and the treatment of patients with COPD.  Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

As discussed more fully in Note 3 to the accompanying Condensed Financial Statements, on October 31, 2008, subsequent to the close of our third fiscal quarter, we entered into a Collaboration Agreement with Genzyme for the global development and commercialization of Prochymal and Chondrogen.  Under the terms of the Collaboration Agreement, we retain the right to commercialize Prochymal and Chondrogen in the United States and Canada and Genzyme is granted the exclusive right and license to commercialize the products in all other countries (except with respect to GvHD in Japan where Prochymal has previously been licensed to another pharmaceutical company). In July 2007 we separately partnered with Genzyme for the development of effective countermeasures to nuclear terrorism and other radiological emergencies.  In January 2008 we were awarded a contract from the U.S. Department of Defense, pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure.   Additionally, we have partnered with the JDRF for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.

In April 2008, we committed to a plan to sell our assets related to Osteocel, a product that we have produced and marketed since July 2005, for regenerating bone in orthopedic indications.  On May 8, 2008 entered into an Asset Purchase Agreement to sell those assets, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel XO, to NuVasive, Inc.  The first of two scheduled closings in connection with this transaction, the “technology assets closing”, occurred on July 24, 2008, at which time we received an initial payment of $35.0 million.  The second and final closing, the “manufacturing assets closing,” is expected to occur approximately 18-months after the date of the technology assets closing.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we will continue to manufacture Osteocel for up to 18-months and sell 100% of the product to NuVasive at specified prices

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries, including 46 U.S. and 278 foreign patents owned or licensed.  We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for at least the following reasons:

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

The following table summarizes key information about our biologic drug candidates.

Product/Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	Phase III
	First Line Treatment of Acute GvHD	Phase III
	Biologics Refractory Crohn’s Disease	Phase III
	Type I Diabetes Mellitus	Phase II
	Acute Myocardial Infarction	Phase II
	Chronic Obstructive Pulmonary Disease	Phase II
	Acute Radiation Syndrome	Phase III (Animal Rule)

Chondrogen	Osteoarthritis & Cartilage Protection	Phase II/III

Financial Operations Overview

Revenue

We recognize revenue on collaborative and royalty agreements and a contract with the DoD for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome.  Our Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen provides for up-front, non-contingent, non-refundable cash payment of $130.0 million, with $75.0 million to be received during the fourth quarter of 2008 and $55.0 million on July 1, 2009. This Collaboration Agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme.  This Collaboration Agreement has multiple deliverables, and we are currently evaluating the accounting for the non-contingent, non-refundable cash payment and the other elements of the agreement.

Our collaborative agreement with the JDRF provides for funding of up to $4.0 million in support of developing Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.  We recognize revenue on this collaborative agreement when we achieve the specified milestone events.  During the nine months ended September 30, 2008, we recognized $2.0 million in revenue upon the achievement of certain milestones under this collaborative agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified project.  We use our employee and infrastructure resources across several projects.  Accordingly, we do not account for internal research and development costs on a project-by-project basis.  As a result, we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.  From inception in December 1992 through September 30, 2008, we incurred aggregate research and development costs of approximately $289.0 million.

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

Our Collaboration Agreement with Genzyme also provides that we will be responsible, both financially and otherwise, for all ongoing clinical trial costs and for all future clinical trial costs with respect to both Prochymal and Chondrogen through Phase II clinical trials.  We and Genzyme will share all costs of future Phase III and IV clinical trials for agreed-upon indications, with Genzyme responsible for 40% of such costs and us responsible for 60% of such costs.

We have incurred annual operating losses since inception and expect to incur substantial operating losses in the future in connection with the development of our core products. As of September 30, 2008, we had an accumulated deficit of $267.1 million.

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. In anticipation of commercialization and bringing our biologic drug candidates to market, we are incurring increases in our general and administrative expenses in the areas of business development and intellectual property.  We have also incurred increased general and administrative costs for legal and accounting compliance costs, investor relations and other activities associated with operating as a publicly traded company.  Continued increases will also likely result from the additional hiring of operational, financial, accounting, facilities engineering and information systems personnel.

Interest Expense, Net

Interest income consists of interest earned on our cash and short-term investments. Interest expense consists of interest incurred on convertible and short-term debt, capital leases and other debt financings.  We pay interest on our short-term loans, capital leases and our convertible long-term debt.

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $80.0 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities.  Utilization of our net operating loss carry-forwards in any one year may be limited under Internal Revenue Code Section 382, and we could be subject to the Federal alternative minimum tax.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2008 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues from Continuing Operations

Revenues from continuing operations were $1.0 million for the three months ended September 30, 2008 compared to $0.3 million for the third quarter of fiscal 2007.  Our revenues for the three month period include $0.9 million from our contract with the United States Department of Defense to develop Prochymal for the treatment of acute radiation syndrome, plus $0.1 million in royalties on MSCs sold for research purposes.  Revenues from continuing operations for the three months ended September 30, 2007 were $0.3 million, and consisted primarily of the recognition of unearned revenue from a license agreement that was terminated in December 2007.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 were $18.6 million, and were $0.4 million lower than our research and development expenses for the second quarter of fiscal 2008.  Research and development expenses for the three months ended September 30, 2007 were $10.8 million.  The increase in these expenses compared to the prior year reflects the increase in our clinical trial activities.  At September 30, 2008, we were conducting three Phase III clinical trials in several inflammatory disease indications, and Phase II clinical trials for acute myocardial infarction, type 1 diabetes mellitus, and COPD.  In addition, we were conducting Phase III clinical trials under the animal rule on acute radiation syndrome.  The increased clinical trial activities have increased the demand for clinical batches of our biologic drug candidates and we have experienced increased costs in our contract manufacturing activities.  We are also incurring research and development expenses in connection with the preparation of our biologic license application as we prepare filings with the FDA towards the commercialization of Prochymal.

General and Administrative Expenses (excluding discontinued operations)

General and administrative expenses were $1.9 million for the three months ended September 30, 2008 compared to $1.3 million for the comparable period in fiscal 2007.  The increase in general and administrative expenses is primarily attributable to increases in our professional staff in the areas of intellectual property and business development and increases in legal costs related to our intellectual property portfolio. Also, during the third quarter of 2008, we closed our Baltimore, Maryland manufacturing facility upon the expiration of our lease for this facility.

Interest Expense, Net

Interest expense, net was $0.4 million for the three months ended September 30, 2008 compared to $0.3 million in the corresponding period in fiscal 2007.  In June and July 2008, we issued an aggregate of $6.5 million of short-term promissory notes, which accrue interest at 10% semi-annually and are due and payable in December 2008.  We repaid $2.5 million of this short-term debt in September 2008 and expect to retire the remaining $4.0 million of short-term debt prior to December 31, 2008.

Comparison of the Nine Months ended September 30, 2008 and 2007

Revenue from Continuing Operations

Revenues from continuing operations for the nine months ended September 30, 2008 were $3.9 million compared to $0.9 million in the comparable period of fiscal 2007.  Our fiscal 2008 revenues include $2.0 million in milestone revenue from the collaborative agreement with JDRF, $1.7 million in contract revenue from our contract with the DoD, and $0.2 million of royalty revenue.  Our revenues in the comparable period of fiscal 2007 consisted of $0.8 million in license fees from an agreement with an international pharmaceutical company which was terminated in December 2007, and $0.1 million of royalty revenue.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2008 were $54.3 million compared to $29.8 million for the nine months ended September 30, 2007.  The approximately 82% increase in research and development expenses in 2008 as compared to 2007 is consistent with our business plan and reflects the substantial increase in our clinical trial activities and activities related to the pending filing of our biologic license application with the FDA, as we anticipate commercialization of Prochymal.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 were $6.3 million compared to $4.3 million in the comparable period of fiscal 2007.  The increase in 2008 includes increased legal costs incurred to protect and defend our intellectual property portfolio and increases in our management staff in anticipation of qualifying and commercializing Prochymal.

Interest Expense, Net

Interest expense, net was $0.8 million for the first nine months of fiscal 2008 compared to $1.1 million for the comparable period of fiscal 2007.

  Income (Loss) from Operations of Discontinued Operations

Loss from operations of the Osteocel asset disposal group was $0.4 million for the three months ended September 30, 2008 compared to earnings of $1.8 million for the comparable period of fiscal 2007, and income of $6.3 million for the nine months ended September 30, 2008 compared to earnings of $2.0 million for the comparable period of fiscal 2007, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product Sales	$2,872	$4,003	$19,338	$9,255
Cost of goods sold	3,035	1,826	11,602	4,230
Gross Profit	(163)	2,177	7,736	5,025

Failed production runs	—	246	—	2,679
Selling, general & administrative expenses	221	149	1,467	395
	221	395	1,467	3,074

Income (loss) from operations of discontinued operations	$(384)	$1,782	$6,269	$1,951

In April 2008, we committed to a plan to sell our biologic tissue business, consisting of the Osteocel asset disposal group.  On May 8, 2008 we entered into an Asset Purchase Agreement for the sale of the Osteocel asset disposal group to NuVasive, Inc., and on July 24, 2008, the “technology assets closing” occurred and we received a $35.0 million payment.  As discussed in Note 4 to the Condensed Financial Statements included in this Quarterly Report on Form 10-Q, we have the opportunity to receive up to an additional $50.0 million in milestone payments related to the sale of this business unit.

During the third quarter of 2008, we recognized a gain of $25.5 million on the sale of the Osteocel disposal group at the technology assets closing. We incurred transaction costs of $1.4 million, including legal, accounting and advisory fees.  We also established reserves totaling $8.1 million to recognize concessionary pricing of Osteocel to be produced under the Manufacturing Agreement, as amended.  These reserves will be amortized into the income (loss) from operations of discontinued operations through the end of 2009, concurrent with our fulfillment of our obligations under the Manufacturing Agreement.  At September 30, 2008, $4.3 million of these reserves are included in current liabilities of discontinued operations and $0.9 million are recorded as long-term liabilities of discontinued operations.

Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive under which we will continue to manufacture Osteocel for up to 18-months and sell 100% of the product to NuVasive at specified prices. This Manufactuiring Agreement has since been amended in part.  NuVasive has certain minimum purchase order obligations under the Manufacturing Agreement.  We could recognize up to approximately $40 million in additional revenue from discontinued operations under the Manufacturing Agreement, but we do not expect to report significant, if any, profits from manufacturing the product under this agreement.

Liquidity and Capital Resources

Liquidity

The current global financial crisis – which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, and concerns that the worldwide economy may enter into a prolonged recessionary period – may materially adversely affect our access to capital.  In addition, the current global financial crisis may materially adversely affect the liquidity and access to capital of parties with which we from time to time collaborate, which may in turn adversely impact their ability or desire to participate or perform under their collaborations with us.  These potential effects of the current global financial crisis are difficult to forecast and mitigate. Should additional capital be required to pursue our business plan, but not be available, as a result of the global economic crisis or otherwise, our business and financial condition would be materially and adversely affected.

At September 30, 2008, we had $10.6 million in cash and investments available for sale.  Our investments available for sale consist of investment grade student loan auction rate certificates which are scheduled to be redeemed at par value during November 2008 and January 2009.

In July 2008, we entered into an Asset Purchase Agreement with NuVasive for the sale of our Osteocel business unit and received $35.0 million concurrent with the “technology assets closing.”  The Purchase Agreement provides for up to $50.0 million in future milestone payments and we expect to receive the first $5.0 million milestone payment during or before the first quarter of 2009. These milestone payments become payable beginning in the first quarter of 2009, assuming that certain conditions to payment are satisfied.  There can be no assurance that we will successfully complete any or all of the events which will trigger any of the milestone payments.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive whereby we will continue to manufacture Osteocel for up to 18-months for the exclusive sale to NuVasive at specified prices.  We understand that NuVasive intends to distribute Osteocel to Blackstone Medical and others in accordance with the terms of certain preexisting and amended agreements.

In October 2008, we entered into a Collaboration Agreement with Genzyme that provides for non-contingent, non-refundable initial payments of $75.0 million, to be received by us in November 2008 and $55.0 million to be received by us on July 1, 2009.

During the nine months ended September 30, 2008, we have issued $10.5 million in convertible promissory notes and an additional $6.5 million of short-term promissory notes to non-US accredited investors.

At September 30, 2008, our short-term debt consisted of $1.6 million payable during 2008 to a multinational pharmaceutical company, $6.5 million in short-term notes due December 2008, and $8.0 million of convertible promissory notes which mature on November 30, 2008.  The notes provide for redemption with prior notice at our option.  The convertible notes may be converted into common stock at any time at the discretion of the note holders, and may be redeemed at our option at any time upon thirty days prior notice.

In October 2007, we obtained a $30.0 million financing commitment from Friedli Corporate Finance, Inc., which is owned by Peter Friedli, the Chairman of our Board of Directors and largest shareholder. This financing commitment was for a twelve-month term and provided for financing through the issuance by us of either common stock at a price determined as the basis of market value, or promissory notes.  This financing commitment expired in October 2008.

Cash Flows

Net cash used in operating activities of continuing operations was $31.1 million for the three months ended September 30, 2008, primarily reflecting our loss from continuing operations of $19.9 million, partially offset by $0.9 million of non-cash charges and increased by $12.1 million of unfavorable working capital changes, consisting primarily of the $12.7 million decrease in accounts payable and accrued expenses. During the third quarter of fiscal 2007, net cash used in operating activities of continuing operations was $10.4 million, consisting of our loss from continuing operations of $12.2 million, partially offset by non-cash charges of $0.8 million and net favorable variances in working capital of $0.9 million.

Net cash provided by operating activities of discontinued operations was $5.2 million for the three months ended September 30, 2008, which reflects the income from discontinued operations of $25.2 million (comprised of the gain on the sale of discontinued operations, net of transaction costs of $25.5 million and the loss from the operations of discontinued operations of $0.4 million), less the $28.0 million gain from sale of discontinued operations, net of non-cash charges, partially offset by favorable changes in working capital of $7.8 million.  Net cash provided by operating activities of discontinued operations for the three months ended September 30, 2007 was $1.5 million, which is made up of the income from continuing operations of $1.8 million offset by $0.3 million of unfavorable working capital.

Net cash provided by investing activities was $33.4 million for the three months ended September 30, 2008, consisting of $33.6 million of proceeds from the sale of discontinued operations (net of $1.4 million of transaction costs), partially offset by $0.4 million of fixed asset additions, and the receipt of $0.1 million in proceeds from the sale of used equipment in connection with the closing of our Baltimore, Maryland manufacturing facility.  The fixed asset additions are primarily related to the move of our Osteocel manufacturing operations to our Columbia, Maryland facility.  At the end of the third quarter, we closed our Baltimore manufacturing facility at the expiration of the lease. Net cash provided by investing activities during the third quarter of fiscal 2007 was $9.1 million, including $1.9 million of capital expenditures, offset by the sale of $11.0 million of our investments available for sale.

Net cash used in financing activities was $4.6 million for the three months ended September 30, 2008, representing the payment of $6.0 million of principal payments on our short-term debt and capital lease obligations, proceeds from the issuance of $1.0 million in short-term notes payable, and $0.3 million proceeds from the exercise of stock options.  During the third quarter of fiscal 2007, net cash used in financing activities was $0.4 million, which primarily resulted from the scheduled payments on our capital lease obligations.

Net cash used in operating activities of continuing operations was $57.9 million for the nine months ended September 30, 2008, reflecting our loss from continuing operations of $57.5 million, which was partially offset by $2.9 million of non-cash charges and $3.2 million of unfavorable working capital changes, consisting primarily of decreases in our accounts payable and accrued expenses.  Net cash used in operating activities of continuing operations for the nine months ended September 30, 2007 was $33.1 million, reflecting our loss from continuing operations of $34.3 million, partially offset by non-cash charges of $2.6 million and net unfavorable working capital changes of $1.4 million.

Net cash provided by the operations of discontinued operations was $11.3 million for the nine months ended September 30, 2008, reflecting income from discontinued operations of $31.8 million, partially offset by the $28.0 million gain on sale of discontinued operations (net of non-cash charges), $0.5 million of non-cash charges and $7.0 million of favorable changes in working capital.  Net cash provided by discontinued operations for the nine months ended September 30, 2007 was $1.3 million, which is comprised of income from discontinued operations of $2.0 million, offset by unfavorable changes in working capital.

Net cash provided by investing activities for the nine months ended September 30, 2008 was $42.1 million and consisted of proceeds from the sale of discontinued operations, net of transactions costs of $33.6 million, the sale of investments available for sale of $12.4 million netted against capital expenditures of $4.0 million.  The capital expenditures are related primarily to the build-out of our Osteocel manufacturing facilities at our Columbia, Maryland location, and to related equipment purchases.  Net cash provided by investing activities for the nine months ended September 30, 2007 was $12.9 million, which represented $4.2 million of capital expenditures offset by net sale of our investments available for sale of $17.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $9.1 million, consisting of borrowings of $10.5 million of convertible promissory notes and $6.5 million of short-term promissory notes, netted against payments of $4.9 million on a promissory note we issued in December 2007, $2.5 million of short-term notes issued during 2008 and payments on our capital leases.  Net cash provided by financing activities for the nine months ended September 30, 2007 was $18.7 million, primarily reflecting the proceeds of the $20.0 million private placement of our common stock and scheduled payments on our capital leases.

Capital Resources

Our future capital requirements will depend on many factors, including, but not limited to:

•                                                             the achievement of the milestone events related to the Genzyme Collaboration Agreement for the development and commercialization of Prochymal and Chondrogen;

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

As a result of these and other factors, we may choose to seek additional funding prior to our becoming cash flow positive on an operational basis.  We would likely seek such funding through public or private financings or some combination of them.  We might also seek funding through additional collaborative arrangements if determined to be necessary or appropriate.

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

We expect that our available cash and interest income, together with the $130.0 million payable to us in accordance with the terms of our collaboration agreement with Genzyme, and the milestone payments available to be earned by us under this collaboration agreement and under the Asset Purchase Agreement with NuVasive, would, if timely received by us in full, be sufficient to fund our operations through the expected commercialization of Prochymal for at least one of the indications that are currently in Phase III clinical trials.  We expect to receive payment in full from Genzyme of the $130.0 million as and when due, but the milestone payments available to be earned from Genzyme and NuVasive are subject to various terms and conditions, including termination and opt out rights in the case of Genzyme and other matters largely beyond our control, leading to significant uncertainty as to whether these payments will ever be received.  Accordingly, if we are not successful for any reason in earning or receiving these milestone payments in whole or in part, we may be required to seek additional funding before we are able to commercialize Prochymal for these indications.  In addition, estimates with regard to our sources and uses of funds and the path to commercialization of our product candidates are based on numerous assumptions, which are inherently imprecise.  These assumptions, and our ability to earn or receive any payments due to or otherwise available to us, could be negatively impacted by any of the matters discussed under “Risk Factors” in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K, among other things.

If additional funds are required but not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs, which may have a material adverse affect on our business, financial condition and results of operations.  See “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

In addition to the risk factors previously disclosed under the heading “Risk Factors” in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008 and disclosed under the heading “Risk Factors” in Part II – Item 1A of our Quarterly Report for the quarterly period ended March 31, 2008, filed with the Securities and Exchange Commission on May 12, 2008, you should carefully consider the risk factors described below which relate to our collaborative agreements.  If any of the following risk factors or any of the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 actually occur, our business, financial condition or results of operations could be materially adversely affected.

We use third-party collaborators to help us develop and commercialize our products, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful.

We have arrangements in place with third-party collaborators as a means to help us with research and development efforts or marketing and distribution. For example:

• we are party to a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen outside the United States and Canada for certain indications, and with the potential for the development and commercialization of these product candidates for additional indications in the future;

• we are party to a Manufacturing Agreement with NuVasive, Inc. for the manufacture and supply by us to NuVasive of Osteocel on an interim basis and until the “Manufacturing Assets Closing” occurs under the Asset Purchase Agreement between us and NuVasive, pursuant to which we sold our Osteocel and Osteocel XC lines of business to NuVasive;

• we have a collaboration with JCR Pharmaceuticals Co., Ltd. granting to JCR an exclusive right to Prochymal for the treatment of GvHD in Japan; and

• we have a collaboration with Genzyme Corporation to develop effective countermeasures to nuclear terrorism and other radiological emergencies. The initial focus of the collaboration is to develop Prochymal to treat the potentially lethal complications of acute radiation syndrome.

We may enter into additional collaborations in the future. We are dependent upon the success of our current and any future collaborators in performing their responsibilities. If we fail to maintain these collaborative relationships for any reason, we would need to undertake on our own and at our own expense, or find other collaborators, to perform the activities we currently anticipate will be performed by our collaborators.  This would substantially increase our cash requirements.  We may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all.  This may limit the programs we are able to pursue and result in significant delays in the development, sale and manufacture of our products, and may have a material adverse effect on our business.

We are subject to a number of risks associated with our dependence upon our collaborative relationships, including :

• our collaborators may not cooperate with us or perform their obligations under our agreements with them;

• we cannot control the amount and timing of our collaborators’ resources that will be devoted to performing their responsibilities under our agreements with them, and our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us;

• refusal to or failure of our collaborators to perform their responsibilities in a timely manner, including breach;

• the right of the collaborator to terminate its collaboration agreement with us for reasons outside our control, and in some cases on limited notice;

• business combinations and changes in a collaborator’s business strategy may adversely affect the party’s willingness or ability to complete its obligations;

• loss of significant rights to our collaborative parties if we fail to meet our obligations;

• disagreements as to ownership of clinical trial results or regulatory approvals;

• withdrawal of support by a collaborator following development or acquisition by the collaborator of competing products; and

• disagreements with a collaborator regarding the collaboration agreement or ownership of intellectual property or other proprietary rights.

Due to these factors and other possible events, we could suffer delays in the research, development or commercialization of our products or we may become involved in litigation or arbitration, which would be time consuming and expensive.

Two of our most significant collaborative arrangements are with Genzyme Corporation, and our ultimate success may depend upon performance on the part of Genzyme and the success of these collaborations.

We are party to two collaborative arrangements with Genzyme, one for the development and commercialization of Prochymal and Chondrogen outside the United States and Canada for certain indications, and the other to develop effective countermeasures to nuclear terrorism and other radiological emergencies.   These collaborations are subject to all of the risks and uncertainties applicable to collaborative arrangements generally, including those described above.  In addition, these collaborations are subject to a number of risks and uncertainties specific to the transactions and the parties.

Under our collaborative arrangement with Genzyme for commercialization of Prochymal and Chondrogen outside the United States, Genzyme is obligated to make two up front payments to us: an initial payment of $75.0 million and an additional payment of $55.0 million on July 1, 2008.  In addition, we have the opportunity to earn up to an additional $1.25 billion in milestone payments.  Receipt of these additional milestone payments is conditioned upon the achievement of the applicable development, regulatory and sales milestones, all of which are subject to all of the risks and uncertainties otherwise applicable to our business, including the success of Prochymal and Chondrogen.  Genzyme has the right to terminate the collaboration at any time after July 1, 2009.  Genzyme also has the right to “opt-out” of further participation with regard to Chondrogen development, whereupon all rights to Chondrogen will revert to us, but our opportunity to earn Chondrogen-related development, regulatory and sales milestone of up to approximately $500.0 million will cease.  The success of this collaboration for us will in part be dependent upon Genzyme, including determinations regarding the exercise of its termination and opt out rights, and its success in obtaining timely regulatory approvals for the marketing of products outside of the United States, and ability to generate sales sufficient to trigger milestone and royalty payments to us.

Under our collaborative arrangement with Genzyme for the development of effective countermeasures to nuclear terrorism and other radiological emergencies, we were awarded in January 2008 a contract from the U.S. Department of Defense to develop and supply Prochymal for acute radiation syndrome (ARS). We are carrying out this contract in partnership with Genzyme, with us contributing Prochymal and our corresponding safety and advocacy database to the effort, and with Genzyme lending its mass product development and large scale commercialization expertise.

Genzyme has significantly greater resources than we do, and these collaborations are not as core to its business, as they are to ours.  We are dependent upon Genzyme’s continued performance under these collaborations, and any determination by Genzyme not to proceed or perform, or any material adverse event that affects Genzyme’s ability or desire to perform, under either of these collaborations may have a material adverse effect on our business.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.                                                           Defaults Upon Senior Securities.

 None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of Stockholders on July 24, 2008 to seek approval of the sale of our Osteocel business to NuVasive, Inc. under the terms and conditions of the Asset Purchase Agreement dated as of May 8, 2008, by and between us and NuVasive, Inc.  Of the 31,770,555 shares of common stock outstanding as of the record date of the Special Meeting, 20,287,831, or 63.4% of the total shares eligible to vote, were represented in person or by proxy.  One proposal was submitted to our stockholders and approved at the Special Meeting as follows:

Approval of the Asset Purchase Agreement and the Transactions Contemplated Thereby.  The Asset Purchase Agreement and the transactions contemplated thereby were approved by our stockholders as follows:

FOR	20,242,224
AGAINST	11,389
ABSTAIN	34,218
BROKER NON-VOTES	0

Item 5.                                                           Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit

10.1+	Manufacturing Agreement, dated as of July 24, 2008, by and between Osiris Therapeutics, Inc. and NuVasive, Inc.

10.2+	Amendment to Manufacturing Agreement, dated as of September 30, 2008, by and between Osiris Therapeutics, Inc. and NuVasive, Inc.

10.3+	Amendment to Asset Purchase Agreement, dated as of September 30, 2008, by and between Osiris Therapeutics, Inc. and NuVasive, Inc.

10.4

Employment Agreement by and between Osiris Therapeutics, Inc. and Richard W. Hunt entered into as of July 23, 2008 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Osiris Therapeutics, Inc. with the Securities and Exchange Commission on July 29, 2008).

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

+                                         Confidential portions omitted and filed separately with the United States Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: November 10, 2008	/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2008	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Vice President of Finance (Principal Accounting Officer)