Form 10-Q
period 2009-03-31
OSIRIS THERAPEUTICS, INC.
filed 2009-05-11
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2009
Common Stock, par value $0.001 per share	32,715,357

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                               Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

Condensed Balance Sheets

Amounts in thousands

	March 31, 2009	December 31, 2008
	Unaudited
ASSETS
Current assets:
Cash	$5,426	$940
Investments available for sale	49,584	61,298
Accounts receivable	79,727	61,287
Prepaid expenses and other current assets	1,805	2,060
Current assets of discontinued operations	7,336	3,223
Total current assets	143,878	128,808

Property and equipment, net	4,005	394
Restricted cash	666	130
Other assets	459	615
Long-term assets of discontinued operations	—	7,520
Total assets	$149,008	$137,467

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$12,973	$10,513
Deferred revenue, current portion	40,480	40,471
Capital lease obligations, current portion	7	6
Current liabilities of discontinued operations	7,862	7,219
Total current liabilities	61,322	58,209

Deferred revenue, net of current portion	74,173	84,275
Other long-term liabilities	2,466	3
Total liabilities	137,961	142,487

Stockholders’ equity (deficit):
Common stock, $.001 par value, 90,000 shares authorized 32,712 and 32,676 shares outstanding in 2009 and 2008	33	33
Additional paid-in-capital	271,107	269,830
Accumulated other comprehensive income	64	33
Accumulated deficit	(260,157)	(274,916)
Total stockholders’ equity (deficit)	11,047	(5,020)
Total liabilities and stockholders’ equity (deficit)	$149,008	$137,467

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Operations

Unaudited

Amounts in thousands, except per share data

	Three Months Ended March 31,
	2009	2008

Revenue from collaborative research agreements, government contract and royalties	$12,726	$362

Operating expenses:
Research and development	18,567	16,694
General and administrative	2,913	2,608
	21,480	19,302

Loss from operations	(8,754)	(18,940)

Interest income (expense), net	98	(209)

Loss from continuing operations, before income taxes	(8,656)	(19,149)

Income tax benefit	748	—
Loss from continuing operations	(7,908)	(19,149)

Discontinued operations:
Income from operations of discontinued operations, net of income taxes	1,239	3,549
Gain from sale of discontinued operations, net of income taxes	21,428	—
Income from discontinued operations	22,667	3,549

Net income (loss)	$14,759	$(15,600)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.24)	$(0.60)
Income from discontinued operations	0.69	0.11
Basic and diluted earnings (loss) per share	$0.45	$(0.49)

Weighted Average Common Shares, basic	32,692	31,741

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2009

Unaudited

Amounts in thousands, except for share and per share data

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2009	32,675,920	$33	$269,830	$33	$(274,916)	$(5,020)

Exercise of options to purchase common stock ($0.40 - $13.33 per share)	14,313	—	134	—	—	134

Issuance of common stock for services rendered by directors ($18.60 per share)	21,500	—	400	—	—	400

Share-based payment — employee compensation	—	—	743	—	—	743

Comprehensive Income:

Net income for the period	—	—	—	—	14,759	14,759

Unrealized gain on investments available for sale	—	—	—	31	—	31
Total Comprehensive Income						14,790

Balance at March 31, 2009	32,711,733	$33	$271,107	$64	$(260,157)	$11,047

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

Unaudited

Amounts in thousands

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Continuing Operations:
Loss from continuing operations	$(7,908)	$(19,149)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	127	481
Non cash share-based payments	1,018	650
Non cash interest expense	—	146
Changes in operating assets and liabilities:
Accounts receivable	246	189
Prepaid expenses and other current assets	254	250
Other assets	156	279
Accounts payable and accrued expenses	1,796	1,895
Deferred revenue	(10,092)	—
Net cash used in continuing operations	(14,403)	(15,259)
Discontinued Operations:
Income from discontinued operations	22,667	3,549
Adjustments to reconcile income to net cash provided by discontinued operations:
Gain from sale of discontinued operations, net of non-cash charges	(14,121)	—
Depreciation and amortization	210	42
Non cash share-based payments	125	25
Changes in operating assets and liabilities:
Accounts receivable	(17,214)	369
Inventory and other current assets	1,707	(574)
Accounts payable and accrued expenses	4,261	516
Net cash (used in) provided by discontinued operations	(2,365)	3,927
Net cash used in operating activities	(16,768)	(11,332)

Cash flows from investing activities:
Purchases of property and equipment	(35)	(1,077)
Proceeds from the sale of property and equipment	17	—
Proceeds from sale of discontinued operations, net of transaction costs	9,870	—
Proceeds from sale of investments available for sale	11,806	10,353
Net cash provided by investing activities	21,658	9,276

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(2)	(1,932)
Restricted cash	(536)	—
Proceeds from convertible and short-term notes payable	—	8,000
Proceeds from issuance of common stock	134	3
Net cash (used in) provided by financing activities	(404)	6,071

Net increase in cash	4,486	4,015
Cash at beginning of period	940	704

Cash at end of period:	$5,426	$4,719

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1.     Nature of Business

Osiris Therapeutics, Inc. (“we,” “our,” or the “Company”) is a Delaware corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992. We are a stem cell therapeutic company focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic, and cardiovascular areas. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Our operations consist primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace. We have several research collaboration agreements and a government contract for additional product development.

2.     Significant Accounting Policies and Recent Accounting Pronouncements

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to revenue recognition associated with our collaborative agreements, deferred tax assets, and share-based compensation.

Revenue Recognition

We generate revenues from collaborative agreements, research licenses, and a government contract. Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Revenues from collaboration agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 07-01, “Accounting for Collaboration Agreements.” Management evaluates revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. To recognize a delivered item in a multiple element arrangement, EITF Issue No. 00-21 requires that the delivered items have value to the customer on a stand alone basis, that there is objective and reliable evidence of fair value of the undelivered items and that delivery or performance is probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise our judgment.

Revenues from research licenses and government contracts are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the agreement. Payments received in advance of research performed are designated as deferred revenue. Non-refundable upfront license fees and certain other related fees are recognized on a straight-line basis over the development periods of the contract deliverables. Fees associated with substantive at risk performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue as it is earned and received.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”) for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme is obligated to pay to us non-contingent, non-refundable cash payments totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million to be paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. Management has evaluated the deliverables related to these payments under EITF Issue No. 00-21, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $10.0 million of revenue in the first quarter of 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $73.3 million of long term deferred revenue as of March 31, 2009. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking in partnership with Genzyme to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $2.6 million in revenue from the DoD contract during the first quarter of 2009 and $0.3 million in revenue during the first quarter of 2008.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. We received $2.0 million of the contingent milestones during 2008 and expect to receive the remaining $2.0 million in 2009. We began amortizing the $2.0 million of funding received, resulting in $0.1 million of revenue during the first quarter of 2009 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $0.5 million of current deferred revenue and $0.8 million of long term deferred revenue as of March 31, 2009.

We have also entered into several strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. (“JCR”) pertaining to our hematologic malignancies (GvHD) drugs for distribution in Japan.

We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue on these sales as the sales are made. Our overall revenues include $66,000 and $52,000 of such royalty revenue during the first quarter of 2009 and 2008, respectively.

Research and Development Costs

We expense internal and external research and development (“R&D”) costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted loss per common share adjusts basic loss per share for the potentially dilutive effects of common share equivalents, using the treasury stock method.  All common share equivalents resulting from assumed exercise of outstanding stock options and warrants are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Investments Available for Sale and Other Comprehensive Income (Loss)

Investments available for sale consist primarily of marketable securities with maturities varying between three months and one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income. Gains or losses on investments available for sale are reclassified to earnings when realized.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”), issued Statement No. 123(R) “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method under which prior period amounts are not restated for comparative purposes. Under the modified prospective method, we recognized compensation cost for:

•                                          all share-based payments granted after January 1, 2006 based upon the requirements of Statement No. 123(R); and

•                                          all unvested awards granted prior to January 1, 2006 using the compensation cost calculated for pro forma disclosure purposes under Statement No. 123.

Under Statement No. 123(R), we have recognized all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are expected to vest during the requisite service period. Under Statement No. 123(R), share-based compensation expense is based on awards ultimately expected to vest and must be reduced for estimated forfeitures.

A summary of the combined activity under both of our stock-based compensation plans as of March 31, 2009 and changes during the three months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				($000)
Outstanding at December 31, 2008	1,211,177	$10.66	8.02	$10,592
Granted at market value	143,000	18.48
Exercised	(14,313)	9.36		146
Forfeited or expired	(66,821)	12.73
Outstanding at March 31, 2009	1,273,043	11.45	7.88	5,552

Exercisable at March 31, 2009	524,097	6.30	6.4	4,660

The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $8.87 per share.  We received a total of $134,000 in cash from the exercise of options during the three months ended March 31, 2009.

Also during the three months ended March 31, 2009, we granted 21,500 unrestricted shares of common stock to members of our Board of Directors under our Amended and Restated 2006 Omnibus Plan and recognized $400,000 in share-based expense.  As of March 31, 2009, 468,327 shares of common stock remain available for future grants under our Amended and Restated 2006 Omnibus Plan.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Share-based compensation expense (including director compensation) included in our statements of operations for the three months ended March 31, 2009 and 2008 is allocable to our research and development activities, discontinued operations and general and administrative activities, as follows:

	Three Months Ended March 31,
	2009	2008
	($000)	($000)
Research and development	$244	$229
Discontinued operations	125	25
General and administrative	774	421
Total	$1,143	$675

As of March 31, 2009, there was approximately $4.3 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately 3 years.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2009	2008
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$4	$208
Cash paid for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities:
Common stock issued to directors for services rendered	400	228

Significant New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted this Staff Position as of January 1, 2009 and the required disclosures are included in this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have a material effect on our operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. “ This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP is effective for us in the second quarter of 2009 and is not expected to have a material effect on our financial position or results of operations.

3.     Collaboration Agreements and Government Contract

Below is a discussion of each of our material collaborative agreements and contracts. This discussion is qualified in its entirety by the actual terms and provisions of the respective agreements and contracts. The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

Collaboration Agreement with Genzyme Corporation  On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we will retain the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted the exclusive right and license to commercialize Prochymal and Chondrogen in all other countries (the “Genzyme Territory”), except with respect to Prochymal for Graft vs. Host Disease (“GvHD”) in Japan, which has previously been licensed to another pharmaceutical company. Genzyme has the right to “opt-out” of any further Chondrogen development following receipt of the results of the planned Phase II/III clinical trial for Chondrogen.  If Genzyme opts-out, all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen.  In the event that Genzyme does not opt-out but instead participates in the future development efforts for Chondrogen, they would be entitled to retain rights and licenses to our intellectual property related to Chondrogen in all countries outside the United States and Canada.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

As partial consideration for the grant of these rights, the Collaboration Agreement provides for a non-contingent, non-refundable cash payment to us of $130.0 million from Genzyme, with $75.0 million paid in November 2008 and $55.0 million scheduled to be paid on July 1, 2009. The Collaboration Agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme, to be paid by Genzyme to us, as follows:

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

Chondrogen:     Upon receipt of the results of the planned Phase II/III clinical trial of Chondrogen, Genzyme may elect to opt-out of any further Chondrogen development, at which point all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen. If Genzyme does not opt-out, we are eligible to receive up to $500.0 million in development, regulatory and sales based milestone payments for Chondrogen, as follows:

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

We will be solely responsible for ongoing clinical trial costs and future clinical trial costs with respect to both Prochymal and Chondrogen through Phase II clinical trials. We will share with Genzyme all costs of future Phase III and Phase IV clinical trials for agreed-upon indications (assuming in the case of Chondrogen that Genzyme does not opt-out), with us being responsible for 60% of such costs and Genzyme responsible for 40% of such costs.

Assuming successful development and marketing approval (and, assuming in the case of Chondrogen that Genzyme does not opt-out), we will be entitled to receive escalating royalties on sales of Prochymal and Chondrogen within the Genzyme Territory.

Genzyme Partnership and the United States Department of Defense Contract.     In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the DoD pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD will provide funding to us for the development of Prochymal for acute radiation syndrome (“ARS”). If we are successful in obtaining FDA approval for ARS, the contract provides for the purchase by the DoD of up to 20,000 doses of Prochymal, at $10,000 per dose, in four 5,000 dose increments. Under the terms of our partnership with Genzyme, we contribute Prochymal and corresponding safety and efficacy data to the effort and Genzyme lends its vast product development and large-scale commercialization expertise. The agreement provides for Genzyme to receive a royalty of 15% on sales of Prochymal, limited to those sales made under contract to U.S. or allied governmental agencies for emergency preparedness.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Juvenile Diabetes Research Foundation Agreement.     In 2007, we entered into a collaborative agreement with the JDRF which provides funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding. We initiated a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes in the fourth quarter of 2007, and received $2.0 million of the contingent milestones during 2008 and expect to receive the remaining $2.0 million of contingent milestones by 2010. Consistent with our revenue recognition policies for such contingent milestones, upon its receipt we began amortizing the $2.0 million received during 2008 and will continue to amortize that amount over the remaining term of our obligations under the agreement.

JCR Pharmaceuticals Agreement.     In 2003, we entered into a strategic alliance with JCR. Under the JCR agreement, we have granted JCR the exclusive right in Japan to use our technology in conjunction with the treatment of hematologic malignancies using hematopoietic stem cell transplants. The JCR agreement entitles us to a licensing fee and to royalties on any resulting revenue. Upon commencement of the agreement, JCR purchased 545,454 shares of our Series B Convertible Preferred Stock for $3.0 million. These shares were converted into 136,363 shares of our common stock concurrent with our initial public offering in August 2006. JCR has also paid us a total of $4.0 million in licensing fees under the agreement.

4.     Discontinued Operations & Gain on Sale of Discontinued Operations

On May 8, 2008, we entered into an Asset Purchase Agreement to sell our Osteocel® business to NuVasive, Inc., a Delaware corporation.  Osteocel is a product that we developed and that we manufactured beginning in July 2005, for regenerating bone in orthopedic indications. The agreement provided for the sale to be effected at two closings —a technology assets closing, at which technology and certain other business assets are transferred, and a manufacturing assets closing, at which manufacturing assets and facilities are transferred.  On July 24, 2008, we held a Special Meeting of Stockholders at which our stockholders overwhelmingly approved the sale of the Osteocel business.  The technology assets closing also occurred on that date, at which time we received an initial payment of $35.0 million. In December 2008, we earned another $5.0 million in additional purchase price through the achievement of a production milestone. The agreements with NuVasive were amended several times during 2008, all without altering the potential purchase price of up to $85.0 million.

In March 2009, we entered into further amendments to the Asset Purchase Agreement and the related Manufacturing Agreement, as a result of which the manufacturing assets closing was accelerated and all performance conditions to receipt by us of $30.0 million of contingent milestone payments were removed.  As a result, those payments became payable at specified dates, without regard to other conditions.  A final milestone payment of $15.0 million remains conditioned on at least $35.0 million in cumulative Osteocel sales by NuVasive.

The Asset Purchase Agreement, as amended, provides for up to $85.0 million of total purchase price, as follows:

Payments	Amount	Payment Date
	($000)
Initial Payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel	5,000	Paid in January 2009
Accelerated Manufacturing Assets Closing	5,000	Paid March 2009
Installment payment in cash or stock	12,500	Due June 30, 2009
Installment payment in cash or stock	12,500	Due September 30, 2009
Contingent milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel	15,000	Upon achievement

Total possible purchase price	$85,000

The $30.0 million of payments that became payable at specified dates as a result of the March 2009 amendments, net of direct expenses of approximately $0.2 million, were recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009.  If and when the requisite events related to the final $15.0 million contingent milestone occur, we will recognize the milestone proceeds as a component of gain (loss) from the sale of discontinued operations. Title to the fixed assets to be transferred to NuVasive passed on April 9, 2009, and was recorded as assets of discontinued operations held for sale in the accompanying condensed balance sheet.

Concurrent with the March 2009 amendments, we executed a Supply Agreement with AlloSource to facilitate the complete transfer of the Osteocel business, whereby we would transfer to AlloSource our entire Osteocel work-in-process inventory at specified prices on the date of the manufacturing assets closing with NuVasive.  The aggregate purchase price for the Osteocel work-in-process inventory is approximately $3.7 million, payable by AlloSource in cash installments over the 90-days following the execution of the Supply Agreement. The sale of the work-in-process inventory to AlloSource occurred on April 9, 2009, and was recorded as assets of discontinued operations held for sale in the accompanying condensed balance sheet.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

As stipulated under the March 2009 amendments, we ceased manufacturing Osteocel on March 28, 2009.    As a result of this cessation of manufacturing, we committed to a workforce reduction of the approximately 80-employees involved in the Osteocel business.  Employees directly affected by the workforce reduction received notification on March 30, 2009, and we expect the workforce reduction to be substantially completed in the second quarter of 2009.  All of the affected employees received severance benefits, comprised principally of severance, benefits continuation costs and outplacement services.  Total one-time termination benefits for the reduction in force totaled approximately $1.4 million, which was recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009.

Also in connection with the March 2009 amendments, we relieved NuVasive of its obligation to assume the lease for our Columbia, Maryland facility.  As a result of the combination of our cessation of Osteocel manufacturing and retaining the lease obligations for the Columbia, Maryland facility, we have conducted an analysis of our future minimum lease payments for the facility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and recorded an impairment charge of approximately $3.2 million related to our future minimum lease payments.  Additionally, we recorded an impairment of the leasehold improvements specifically related to Osteocel production of approximately $3.0 million.  Both of these impairments were recorded as components of the gain on the sale of discontinued operations in the first quarter of 2009.

Also as a result of acceleration of the manufacturing assets closing, during the first quarter of 2009 we reversed approximately $2.5 million of concessionary pricing reserves for future Osteocel production that had been established under the original Manufacturing Agreement.

The fair value of the property that we transferred on the date of the manufacturing assets closing, including both the manufacturing assets transferred to NuVasive and the inventory transferred to AlloSource, was approximately $5.1 million.

As detailed above, we recognized a pre-tax gain of approximately $23.5 million on the sale of discontinued operations during the first quarter of 2009.  Net of taxes, the gain on the sale was approximately $21.4 million during the quarterly period ending March 31, 2009.

In connection with this transaction, we recognized a gain on the sale of discontinued operations of $30.4 million during the fiscal year ended December 31, 2008, as detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We eliminated the Osteocel asset disposal group from our ongoing operations as a result of the disposal transaction and have presented the group’s assets, liabilities, and the results of the group’s operations as a discontinued operation for all periods.

The net assets allocable to the Osteocel asset disposal group included on our balance sheet at March 31, 2009 and December 31, 2008 were as follows:

	2009	2008
	($000)	($000)
Accounts receivable	$2,280	$1,516
Inventory	—	1,502
Assets held for sale	5,056	—
Other current assets	—	205

Current assets of discontinued operations	7,336	3,223

Property and equipment, net	—	7,520

Liabilities of discontinued operations	(7,862)	(7,219)

Net assets (liabilities) of discontinued operations	$(526)	$3,524

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Summarized operating results of the Osteocel asset disposal group are as follows:

	Three Months Ended March 31,
	2009	2008
	($000)	($000)
Product sales	$6,267	$7,511
Cost of goods sold	4,787	3,781
Gross profit	1,480	3,730

Selling, general & administrative expenses	124	181
Income from operations of discontinued operations, before income taxes	1,356	3,549
Income taxes	117	—
Income from operations of discontinued operations, net of tax	$1,239	$3,549

5.                                      Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the treasury stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and warrants. Common stock equivalents have not been included in the calculation of diluted loss from continuing operations per share for the three months ended March 31, 2009 and 2008 since their impact on the calculation would be anti-dilutive.

6.                                      Income Tax (Benefit) Expense

The tax benefit for the quarter ended March 31, 2009 reflects an effective tax rate for continuing operations of 8.6% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2009.  During the quarterly period ended March 31, 2009, we recognized the following income tax expense (benefit):

March 31, 2009
($000)
Tax benefit to continuing operations	$(748)
Tax expense from operations of discontinued operations	117
Tax expense sale of discontinued operations	2,027

Total income tax expense	$1,396

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization.  Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards.  In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $102.5 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities.  However, utilization of our net operating loss and tax credit carry-forwards in any one year may be limited under Internal Revenue Code Sections 382 and 383. In addition, even if certain of our net deferred tax assets are not subject to limitations, we may be subject to the Federal alternative minimum tax in future years.

7.                                      Fair Value

Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. At March 31, 2009, dilutive common stock equivalents excluded from the calculation of basic loss from continuing operations per share were 560,633 shares related to in-the-money stock options and 410,219 shares related to our outstanding warrant.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 “Fair Value Measurements” and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

The fair valued assets we hold that are generally included in this category are investment grade short-term securities.

Level 3

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

We carry no investments classified as Level 3

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2009 ($000)			December 31, 2008 ($000)
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Overnight securities included in Cash	$5,403	$—	$5,403	$929	$—	$929
Investments available for sale	49,584	—	49,584	61,298	—	61,298
Short-term assets held for Sale	—	5,056	5,056	—	—	—

Total assets	$54,987	$5,056	$60,044	$62,227	$—	$62,227

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Investments available for sale consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009 ($000)		December 31, 2008 ($000)
	Cost	Fair Value	Cost	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$23,378	$23,379	$33,436	$33,436
Commercial paper	—	—	11,187	11,195
	23,378	23,379	44,623	44,631
Short term investments:
Auction rate certificates	—	—	3,100	3,100
Corporate notes and bonds	4,391	4,386	1,921	1,921
US government agencies	21,751	21,819	11,621	11,646
	26,142	26,205	16,642	16,667

Total investments available for sale	$49,520	$49,584	$61,265	$61,298

	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$21,676	$21,627	$46,826	$46,832
Between 3—12 months	16,770	16,916	10,208	10,190
Between 1—2 years	11,074	11,041	4,231	4,276
Total investments available for sale	$49,520	$49,584	$61,265	$61,298

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Quarterly Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “Risk Factors” in our Annual Report on Form 10-K under Part I—Item 1A, “Part II—Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the United States Securities and Exchange Commission, or SEC, including, among others, this and other of our quarterly reports on Form 10-Q and any amendments thereto.  When used in this Quarterly Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements regarding the following: our product development efforts; our clinical trials and anticipated regulatory requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells and biologic drug candidates (including the anticipated timeline and clinical strategy for Prochymal and Chondrogen); our cash needs; patents and proprietary rights; ability of our potential products to treat disease; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; results of our scientific research; our ability to benefit from the sale of our Osteocel business and to earn milestone payments; and our ability to benefit from our collaborations with Genzyme and other collaborations and to earn milestone payments and perform under and derive royalty and other revenue thereunder.  Risks and uncertainties related to the sale of our Osteocel assets and related transactions include typical business trancactional risks, the risk of changing relationships with customers, suppliers or employees; and the risk that we may not be able to fully perform or generate or receive contingent milestone payments. Risks and uncertainties related to our Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen include, among others:  typical business transactional risks; risks related to product development and clinical trial design, performance and completion; uncertainty of the success of Prochymal and Chondrogen in clinical trials and their ability to treat disease; Genzyme’s early termination and opt-out rights; the ability of Osiris and Genzyme to successfully navigate regulatory requirements and to manufacture and commercialize products; and the uncertainty as to our ability to successfully perform under the collaborative arrangement and earn milestone and royalty payments thereunder.  All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs or projections will result or be achieved and you should not unduly rely on forward-looking statements.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2008, and our unaudited Condensed Financial Statements for the three months ended March 31, 2009 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2009 and 2008.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2008.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Forward Looking Information.”

We are a stem cell therapeutic company headquartered in Columbia, Maryland, focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic, and cardiovascular areas.  We were incorporated in Delaware in April 2002.  Our predecessor company was organized in 1992.  Our lead biologic drug candidate, Prochymal®, is being evaluated in Phase III clinical trials for three indications, including acute and steroid refractory GvHD and Crohn’s disease, and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the U.S. Food and Drug Administration (“FDA”).  Prochymal is also being developed for the repair of heart tissue following a heart attack, the protection of pancreatic islet cells in patients with type 1 diabetes mellitus, and the treatment of patients with COPD.  Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

As discussed more fully in Note 3 to the accompanying Condensed Financial Statements, on October 31, 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”) for the global development and commercialization of our biologic drug candidates, Prochymal and Chondrogen.  Under the terms of the Collaboration Agreement, we retain the right to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme is granted the exclusive right and license to commercialize the products in all other countries (except with respect to GvHD in Japan where Prochymal has previously been licensed to another pharmaceutical company). In July 2007, we separately partnered with Genzyme for the development of effective countermeasures to nuclear terrorism and other radiological emergencies.  In January 2008, we were awarded a contract from the U.S. Department of Defense (“DoD”), pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure.   Additionally, we have partnered with the Juvenile Diabetes Research Foundation (“JDRF”) for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.

In April 2008, we committed to a plan to sell our assets related to Osteocel, a product that we produced and marketed beginning in July 2005, for regenerating bone in orthopedic indications.  On May 8, 2008, we entered into an Asset Purchase Agreement to sell those assets, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel XO, to NuVasive, Inc.  The first of two scheduled closings in connection with this transaction, the “technology assets closing”, occurred on July 24, 2008, at which time we received an initial payment of $35.0 million.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel until March 28, 2009 when all manufacturing activities ceased. In March 2009, we entered into amendments to the Asset Purchase Agreement and amendments to the related Manufacturing Agreement that stipulated that all of our responsibilities would be considered fulfilled upon consummation of the second and final closing, the “manufacturing assets closing.” The manufacturing assets closing occurred on April 9, 2009.  Upon execution of the amendments, we received $5.0 million of additional purchase price in cash and will receive an additional $12.5 million in either cash or NuVasive stock on each of June 30, 2009 and September 30, 2009 (for an aggregate of $25.0 million in cash or stock).  We are also entitled to receive a contingent milestone payment of $15.0 million if and when NuVasive achieves cumulative sales revenue from Osteocel of at least $35.0 million.  We presently expect to earn this contingent milestone before the end of the current fiscal year, although no assurance can be given that this will occur.

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

•                                          Ability to Mass Produce.   Through our proprietary manufacturing methods, we can grow mesenchymal stem cells (“MSCs”) in a controlled fashion to produce up to 10,000 treatments of our biologic drug candidates from a single bone marrow donation. Our ability to produce a large quantity of treatments from one donation provides us with manufacturing efficiencies and product consistency that are essential to commercialization.

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

Prochymal is our lead biologic drug candidate and is being evaluated in Phase III clinical trials for four indications, including the first line treatment of acute GvHD, steroid refractory acute GvHD, biologics refractory Crohn’s disease, and acute radiation syndrome, and is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.

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

Phase III Clinical Trial—First Line Treatment of Acute GvHD.

In April 2008, we completed enrollment in a Phase III trial evaluating Prochymal as an add-on therapy to steroids for the first-line treatment of acute GvHD.   This randomized, double blind, placebo controlled study has completed enrollment with a total of 192 patients. The trial is investigating patient response to a total of six infusions during the first four weeks of the study. The primary trial endpoint is the proportion of patients who achieve a complete response at day 28 and who survive to day 90 without the addition of a second line therapy. The study is being conducted at approximately 50 centers in the United States and Canada.

Phase III Clinical Trial—Biologics Refractory Crohn’s Disease.

Based on our clinical observations of the effects of Prochymal on the gastrointestinal symptoms of patients with GvHD, we are developing Prochymal for the treatment of Crohn’s disease. Crohn’s disease is a chronic condition that results in inflammation of the gastrointestinal tract. We completed patient enrollment in a Phase II trial for Crohn’s disease under an Investigational New Drug (“IND”) exemption for Crohn’s disease. We received Fast Track designation from the FDA for the development of Prochymal for patients with moderate to severe Crohn’s disease that is refractory to standard therapies, including biologics.

On March 27, 2009, we announced that we had elected to end enrollment at 210 patients in our Phase III clinical trial evaluating Prochymal for the treatment of moderate to severe Crohn’s disease that is refractory to biological therapy and immunosuppressives.  We ended enrollment because we believe that there was a design flaw in the trial resulting in significantly higher than expected placebo response rates.  The decision was made after the trial’s final scheduled interim analysis showed that one of the two Prochymal dose arms had crossed a futility boundary.  The dose arm was unlikely to achieve the primary endpoint of remission because of the high placebo response rate.  This analysis continued to show no serious safety concerns with the therapy and safety was not a factor in the decision to stop enrollment.   After careful discussion with the United States Food and Drug Administration, we elected to discontinue enrollment rather than attempt to re-power the trial.  We will keep the trial blinded and expect data for use in designing future trials in Crohn’s disease and to bolster Prochymal’s overall safety database.   The Prochymal Crohn’s program consisted of two separate but related trials.  The first trial, described above, evaluates patients’ initial response to two dose levels of Prochymal as compared to placebo.  This trial was originally designed to enroll 270 subjects.  Patients responding to the initial therapy were then eligible to participate in a second, longer-term trial evaluating Prochymal as a maintenance therapy.  Because the current standard for determining response of Crohn’s patients is largely subjective, there may have been response bias in order to meet the eligibility requirements for continuation of therapy in the longer-term maintenance trial.  Accordingly, enrollment in the second trial has also ended.

Phase II Clinical Trial—Acute Myocardial Infarction.

Prochymal is also being evaluated for the repair of heart muscle in patients who have suffered a heart attack.  In February, 2009 we reported positive two-year data on the Phase I clinical trial for Prochymal to evaluate its safety and efficacy to restore heart function in patients experiencing a first time myocardial infarction (MI). Based on these positive findings, we have received approval from the FDA to initiate a Phase II trial.  We recently initiated this Phase II trial, which is expected to include approximately 220 patients to be treated at approximately 40 sites in the United States and Canada. The first patient in the Phase II trial was treated in April 2009.

Phase II Clinical Trial—Early Onset Type 1 Diabetes.

We initiated a Phase II, 60 patient, placebo controlled study in the United States for the treatment of early onset type 1 diabetes in individuals 18 to 30 years old.  Primary efficacy will be measured at one year—the primary endpoint is the marker of insulin response in response to glucose stimulation. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs for 2008 through 2010. During 2008, we received $2.0 million from JDRF to fund clinical costs, and expect to receive the remaining $2.0 million during 2009 and 2010.

Phase II Clinical Trial—Chronic Obstructive Pulmonary Disease

We are evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe COPD in a Phase II clinical trial. This trial of 62 enrolled patients is a double-blind, placebo-controlled study. Patients were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients will be evaluated over the course of two years following initial Prochymal or placebo infusion.

Phase III Clinical Trial—Animal Rule—Acute Radiation Syndrome.

In 2007, we partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome (“ARS”). The fully funded value of the contract, assuming FDA approval of Prochymal for ARS and exercise by DoD of all of its purchase options for up to 20,000 doses of Prochymal at a price of $10,000 per dose, is up to $224.7 million. We are carrying out this contract in collaboration with Genzyme.

Chondrogen is our biologic drug candidate for the treatment of osteoarthritis and the reduction of pain in the knee.    We completed enrollment of a randomized double-blind, placebo controlled Phase I/II clinical trial evaluating Chondrogen for safety and preliminary efficacy based upon regeneration of meniscus at six-months. In November 2007, we reported one-year data for the Phase I/II Chondrogen trial. The data continued to show improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (OA) who received Chondrogen as compared to those treated with the control, hyaluronic acid (HA). Patients receiving the control were 3.5 times more likely to experience degenerative bone changes associated with OA as compared to those receiving Chondrogen. The effects were dose dependent and pain scores improved from six months to one year following treatment, suggesting Chondrogen caused a biological modification of patients’ OA.

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen, and providing for non-contingent, non-refundable up front payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in the first quarter of 2009 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations, will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In the first quarter of 2008, we were awarded a contract from the DoD pursuant to which we are seeking in partnership with Genzyme to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD provides funding to us for development. If we are successful in obtaining FDA approval for acute radiation syndrome, the contract provides for the purchase of up to 20,000 doses of Prochymal, at $10,000 per dose, in four 5,000 dose increments. We recognized $2.5 million in revenue under the terms of this contract in the first quarter of 2009.

In prior years, we have entered into strategic agreements with others for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the JDRF to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. Under this collaborative agreement,  JDRF will provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. We recognized $0.1 million in revenue during the first quarter of 2009 under this agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through March 31, 2009, we incurred aggregate research and development costs of approximately $323.0 million.

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. We have increased our general and administrative expense for legal and accounting compliance costs, investor relations and other activities associated with operating as a publicly traded company and strengthened our administrative capabilities as we approach the commercial launch of Prochymal for an initial indication. Continued increases will also likely result from the hiring of additional operational, financial, accounting, facilities engineering and information systems personnel.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash and investments available for sale. Interest expense consists of interest incurred on capital leases and other debt financings. We pay interest on our promissory notes, capital leases and convertible long-term debt. We do not expect to incur material interest expense in the near future as we had extinguished all of our outstanding debt as of December 31, 2008, and have invested our excess cash in investments available for sale.

Income Taxes

During the fiscal quarter ended March 31, 2009, we recognized an income tax benefit to continuing operations of $0.7 million, and income tax expense of $2.1 million against the income from discontinuing operations.. We have not recognized any deferred tax assets or liabilities in our financial statements above these amounts since we cannot assure their future realization.  Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards.  In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $102.5 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities.  However, utilization of our net operating loss and tax credit carry-forwards in any one year may be limited under Internal Revenue Code Sections 382 and 383. In addition, even if certain of our net deferred tax assets are not subject to limitations, we may be subject to the Federal alternative minimum tax in future years.

The tax benefit for the quarter ended March 31, 2009, reflects an effective tax rate for continuing operations of 8.6% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2009.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues from Continuing Operations

Revenues from continuing operations were $12.7 million for the three months ended March 31, 2009 compared to $0.4 million for the first quarter of fiscal 2008.  We recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $0.1 million from our collaborative agreement with JDRF. Our revenues for the three month period also include $2.5 million from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus $0.1 million in royalties on MSCs sold for research purposes.  Revenues from continuing operations for the three months ended March 31, 2008 were $0.4 million, and consisted primarily of the recognition of unearned revenue from a license agreement that was terminated in December 2007.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 were $18.6 million, as compared to research and development expenses of $16.7 million for the same period last year.  The increase in these expenses compared to the prior year reflects the increase in our clinical trial activities.  At March 31, 2009, we were conducting three Phase III clinical trials in several inflammatory disease indications, and Phase II clinical trials for acute myocardial infarction, type 1 diabetes mellitus, and COPD.  In addition, we were conducting animal studies in accordance with the FDA Animal Rule for acute radiation syndrome.  The increased clinical trial activities have increased the demand for clinical batches of our biologic drug candidates and we have experienced increased costs in our contract manufacturing activities.  We are also incurring research and development expenses in connection with the preparation of our biologic license application as we prepare filings with the FDA towards the commercialization of Prochymal for an initial indicaation.

General and Administrative Expenses (excluding discontinued operations)

General and administrative expenses were $2.9 million for the three months ended March 31, 2009 compared to $2.6 million for the comparable period in fiscal 2008.  The increase in general and administrative expenses is primarily attributable to increases in our professional staff in the areas of intellectual property and business development and increases in legal costs related to our intellectual property portfolio.

Interest Income (Expense), Net

Interest income, net was $0.1 million for the three months ended March 31, 2009 compared to net interest expense of $0.2 million in the corresponding period in fiscal 2008.  During 2009, we have not had any short or long-term debt, and interest expense consists of financing charges on capital leases for equipment.  We earn interest income on our investments available for sale.

Income from Operations of Discontinued Operations

Income from operations of the Osteocel asset disposal group was $1.2 million for the three months ended March 31, 2009 compared to earnings of $3.5 million for the comparable period of fiscal 2008, as follows:

	Three Months Ended
	March 31,
	2009	2008
	($000)	($000)
Product sales	$6,267	$7,511
Cost of goods sold	4,787	3,781
Gross profit	1,480	3,730

Selling, general & administrative expenses	124	149
Income from operations of discontinued operations before tax	1,356	3,549
Income tax	117	—
Income (loss) from operations of discontinued operations	$1,239	$3,549

In April 2008, we committed to a plan to sell our biologic tissue business, consisting of the Osteocel asset disposal group.  On May 8, 2008 we entered into an Asset Purchase Agreement for the sale of the Osteocel asset disposal group to NuVasive, Inc., and on July 24, 2008, the first of two scheduled closings, the “technology assets closing,” occurred and we received a $35.0 million payment. During the fourth quarter of 2008, we earned additional purchase price of $5.0 million upon the achievement of production milestones.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel until March 28, 2009 when all manufacturing activities ceased. In March 2009, we entered into amendments to the Asset Purchase Agreement and amendments to the related Manufacturing Agreement which stipulated that, upon consummation of the second and final closing (the “manufacturing assets closing”) under the Asset Purchase Agreement all of our responsibilities would be deemed fulfilled.  The manufacturing assets closing occurred on April 9, 2009.  Upon execution of the amendments, we received $5.0 million of additional purchase price in cash and are scheduled to receive an additional $12.5 million in either cash or NuVasive stock on each of June 30, 2009 and September 30, 2009  (for a total of $25.0 million in cash or stock).  We are also entitled to receive a contingent milestone payment of $15.0 million if and when NuVasive achieves cumulative sales revenue from Osteocel of at least $35.0 million.  We presently expect to earn this contingent milestone payment prior to the end of the current fiscal year.

Liquidity and Capital Resources

Liquidity

The current global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, significant decreases in consumer confidence and consumer and business spending, and concerns that the worldwide economy may enter into a prolonged recessionary period — may materially adversely affect our access to capital.  In addition, the current global financial crisis may materially adversely affect the liquidity and access to capital of parties with which we from time to time collaborate, which may in turn adversely impact their ability or desire to participate or perform under their collaborations with us.  These potential effects of the current global financial crisis are difficult to forecast and mitigate. Should additional capital be required to pursue our business plan, but not be available, as a result of the global economic crisis or otherwise, our business and financial condition would be materially and adversely affected.

At March 31, 2009, we had $55.0 million in cash and investments available for sale and $79.7 million of short-term receivables.  We presently estimate that we have sufficient liquidity on hand as of March 31, 2009 to fund our operations through the initial commercialization of Prochymal for an initial indication.

Cash Flows

Net cash used in operating activities of continuing operations was $14.4 million for the three months ended March 31, 2009, primarily reflecting our loss from continuing operations of $7.9 million, which was partially offset by $1.1 million of non-cash charges included in the loss.  Adding to our use of cash in the operating activities of continuing operations was $7.6 million of unfavorable working capital changes, consisting primarily of the $10.1 million of the amortization of the deferred revenue related to the Genzyme and JDRF collaborations. During the first quarter of fiscal 2008, net cash used in operating activities of continuing operations was $15.3 million, consisting of our loss from continuing operations of $19.1 million, partially offset by non-cash charges of $1.3 million and net favorable variances in working capital of $2.6 million.

Net cash used in operating activities of discontinued operations was $2.4 million for the three months ended March 31, 2009, which reflects the $11.2 million of unfavorable changes in working capital, partially offset by the income from discontinued operations of $22.7 million, net of the $14.1 million non-cash portion of the gain on sale.  Net cash provided by operating activities of discontinued operations for the first quarter of 2008 was $3.9 million, which is primarily made up of the income from discontinued operations of $3.5 million and $0.3 million of favorable working capital changes.

Net cash provided by investing activities was $21.7 million for the three months ended March 31, 2009, consisting of $9.9 million of net proceeds from the sale of discontinued operations and $11.8 million of proceeds from the sale of investments available for sale that we had purchased to efficiently utilize our excess cash at the end of 2008. Net cash provided by investing activities during the first quarter of fiscal 2008 was $9.3 million, which was comprised of the sale of $10.4 million of investments available for sale, partially offset by $1.1 million of capital expenditures for the expansion of our Columbia, Maryland manufacturing facilities that was completed during the third quarter of 2008.

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2009, representing the increase in restricted cash of $0.5 million offset by $0.1 million of proceeds from the exercise of stock options.  As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our financial position when entering fiscal 2009 allowed us to be involved in only minimal financing activities during the first quarter of 2009. During the first quarter of 2008, net cash provided by financing activities was $6.1 million, which primarily resulted from the issuance of $8.0 million of convertible and short term notes payable, partially offset by $1.9 million of scheduled payments on our debt and capital lease obligations.

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

•                                          the timing and achievement of contingent milestone payments under the NuVasive agreement and the Genzyme collaboration agreement;

•                                          the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities; and

•                                          the costs of enlarging our work force consistent with expanding our business and operations and status as a public company.

As of December 31, 2008, we had completely extinguished our outstanding debt. As a result of our financial position and forecasts as of that date, we believe that we have sufficient liquidity on hand to fund our operations through the initial commercialization of Prochymal for an initial indication.

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk .

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                    Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment No. 3 to Manufacturing Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and NuVasive, Inc.

10.2	Amendment No. 2 to Asset Purchase Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and NuVasive, Inc.

10.3+	Supply Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and AlloSource.

31.1.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Osiris Therapeutics, Inc.

Date: May 11, 2009	/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2009	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Vice President of Finance (Principal Accounting Officer)