Form 10-Q
period 2009-06-30
OSIRIS THERAPEUTICS, INC.
filed 2009-08-07
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2009
Common Stock, par value $0.001 per share	32,759,432

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

Condensed Balance Sheets

Amounts in thousands

	June 30, 2009	December 31, 2008
	Unaudited
ASSETS
Current assets:
Cash	$1,162	$940
Investments available for sale	50,800	61,298
Accounts receivable	68,815	61,287
Prepaid expenses and other current assets	4,144	2,060
Current assets of discontinued operations	64	3,223
Total current assets	124,984	128,808

Property and equipment, net	3,975	394
Restricted cash	666	130
Other assets	337	615
Long-term assets of discontinued operations	—	7,520
Total assets	$129,962	$137,467

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$15,475	$10,513
Deferred revenue, current portion	40,480	40,471
Capital lease obligations, current portion	7	6
Current liabilities of discontinued operations	4,270	7,219
Total current liabilities	60,232	58,209

Deferred revenue, net of current portion	64,053	84,275
Other long-term liabilities	2,754	3
Total liabilities	127,039	142,487

Stockholders’ equity (deficit):
Common stock, $.001 par value, 90,000 shares authorized 32,759 and 32,676 shares outstanding in 2009 and 2008	33	33
Additional paid-in capital	272,129	269,830
Accumulated other comprehensive income	599	33
Accumulated deficit	(269,838)	(274,916)
Total stockholders’ equity (deficit)	2,923	(5,020)
Total liabilities and stockholders’ equity (deficit)	$129,962	$137,467

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Operations

Unaudited

Amounts in thousands, except per share data

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue from collaborative research agreements, government contract and royalties	$10,469	$2,530	$23,195	$2,892

Operating expenses:
Research and development	18,540	19,048	37,107	35,742
General and administrative	2,321	1,782	5,234	4,390
	20,861	20,830	42,341	40,132

Loss from operations	(10,392)	(18,300)	(19,146)	(37,240)

Interest income (expense), net	155	(172)	253	(381)

Loss from continuing operations, before income taxes	(10,237)	(18,472)	(18,893)	(37,621)

Income tax benefit	1,650	—	2,398	—
Loss from continuing operations	(8,587)	(18,472)	(16,495)	(37,621)

Discontinued operations:
Income (loss) from operations of discontinued operations, net of income taxes	(142)	3,104	1,097	6,653
Gain (loss) from sale of discontinued operations, net of income taxes	(952)	—	20,476	—
Income (loss) from discontinued operations	(1,094)	3,104	21,573	6,653

Net income (loss)	$(9,681)	$(15,368)	$5,078	$(30,968)

Basic and diluted income (loss) per share
Loss from continuing operations	$(0.26)	$(0.58)	$(0.50)	$(1.19)
Income (loss) from discontinued operations	(0.03)	0.10	0.66	0.21
Basic and diluted earnings (loss) per share	$(0.30)	$(0.48)	$0.16	$(0.98)

Weighted Average Common Shares (basic)	32,737	31,769	32,715	31,754

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

For the six months ended June 30, 2009

Unaudited

Amounts in thousands, except for share and per share data

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at January 1, 2009	32,675,920	$33	$269,830	$33	$(274,916)	$(5,020)

Exercise of options to purchase common stock ($0.40 - $13.33 per share)	62,012	—	430	—	—	430

Issuance of common stock for services rendered by directors ($18.60 per share)	21,500	—	400	—	—	400

Share-based payment — employee compensation	—	—	1,469	—	—	1,469

Comprehensive Income:

Net income for the period	—	—	—	—	5,078	5,078

Unrealized gain on investments available for sale	—	—	—	566	—	566
Total Comprehensive Income						5,644

Balance at June 30, 2009	32,759,432	$33	$272,129	$599	$(269,838)	$2,923

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

Condensed Statements of Cash Flows

Unaudited

Amounts in thousands

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Continuing Operations:
Loss from continuing operations	$(16,495)	$(37,621)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	305	940
Non cash share-based payments	1,771	887
Non cash interest expense	—	130
Changes in operating assets and liabilities:
Accounts receivable	892	(995)
Prepaid expenses and other current assets	(2,083)	(513)
Other assets	278	560
Accounts payable and accrued expenses	4,220	9,736
Deferred revenue	(20,213)	—
Long-term interest payable and other liabilities	—	9
Net cash used in continuing operations	(31,325)	(26,867)
Discontinued Operations:
Income from discontinued operations	21,573	6,653
Adjustments to reconcile income from discontinued operations to net cash (used in) provided by discontinued operations:
Non cash impact of the sale of discontinued operations	(26,623)	—
Depreciation and amortization	210	149
Provision for bad debts	45	—
Non cash share-based payments	98	78
Changes in operating assets and liabilities:
Accounts receivable	519	(1,684)
Inventory and other current assets	1,707	(546)
Accounts payable and accrued expenses	(669)	1,422
Net cash (used in) provided by discontinued operations	(1,802)	6,072
Net cash used in operating activities	(33,127)	(20,795)

Cash flows from investing activities:
Purchases of property and equipment	(181)	(3,676)
Proceeds from the sale of property and equipment	17	—
Proceeds from sale of discontinued operations, net of transaction costs	9,853	—
Proceeds from sale of investments available for sale	23,770	12,353
Net cash provided by investing activities	33,459	8,677

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(4)	(2,238)
Restricted cash	(536)	—
Proceeds from convertible and short-term notes payable	—	16,000
Proceeds from issuance of common stock	430	5
Net cash (used in) provided by financing activities	(110)	13,767

Net increase in cash	222	1,649
Cash at beginning of period	940	704

Cash at end of period:	$1,162	$2,353

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

2.      Significant Accounting Policies and Recent Accounting Pronouncements

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Revenues from collaboration agreements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 07-01, “Accounting for Collaboration Agreements.” Management evaluates revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” To recognize a delivered item in a multiple element arrangement, EITF Issue No. 00-21 requires that the delivered items have value to the customer on a stand alone basis, that there is objective and reliable evidence of fair value of the undelivered items and that delivery or performance is probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise our judgment.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”) for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme is obligated to pay to us non-contingent, non-refundable cash payments totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. Management has evaluated the deliverables related to these payments under EITF Issue No. 00-21 and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $10.0 million of revenue in each of the first two fiscal quarters of 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $63.3 million of long term deferred revenue as of June 30, 2009. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking in partnership with Genzyme to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $2.8 million in revenue from the DoD contract during the first half of 2009 and $0.8 million in revenue during the first half of 2008.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We received $2.0 million of the contingent milestones during 2008 and expect to receive the remaining $2.0 million in 2009 and 2010. We began amortizing the $2.0 million of funding received, resulting in $0.2 million of revenue during the first half of 2009 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $0.5 million of current deferred revenue and $0.7 million of long term deferred revenue as of June 30, 2009.

We have also entered into several strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. (“JCR”) pertaining to our hematologic malignancies (GvHD) drugs for distribution in Japan.

We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue on these sales as the sales are made. Our overall revenues include $153,000 and $134,000 of such royalty revenue during the first half of 2009 and 2008, respectively.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Investments available for sale are evaluated periodically to determine whether a decline in their value is “other than temporary.” The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the carrying value of the security is reduced and a corresponding charge to earnings is recognized.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) “Share -Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, we adopted Statement No. 123(R) using the modified prospective method under which prior period amounts are not restated for comparative purposes. Under the modified prospective method, we recognized compensation cost for:

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

A summary of the combined activity under both of our stock-based compensation plans as of June 30, 2009 and changes during the six months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				($000)
Outstanding at January 1, 2009	1,211,177	$10.66	8.02	$10,592
Granted at market value	163,000	17.87
Exercised	(62,012)	6.93		458
Forfeited or expired	(90,873)	12.85		179
Outstanding at June 30, 2009	1,221,292	11.65	7.64	4,896

Exercisable at June 30, 2009	497,284	6.58	6.1	4,160

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 was $9.32 per share.  We received a total of $430,000 in cash from the exercise of options during the six months ended June 30, 2009.

Also during the three months ended March 31, 2009, we granted 21,500 unrestricted shares of common stock to members of our Board of Directors under our Amended and Restated 2006 Omnibus Plan and recognized $400,000 in share-based expense.  As of June 30, 2009, 471,077 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Share-based compensation expense (including director compensation) included in our statements of operations for the three and six months ended June 30, 2009 and 2008 is allocable to our research and development activities, discontinued operations and general and administrative activities, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($000)	($000)	($000)	($000)
Research and development	$242	$101	$486	$330
Discontinued operations	(27)	38	98	78
General and administrative	511	151	1,285	557
Total	$726	$290	$1,869	$965

As of June 30, 2009, there was approximately $3.6 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately 3 years, as the options vest.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2009	2008
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$4	$305
Cash paid for income taxes	—	—

Significant New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “ Interim Disclosures about Fair Value of Financial Instruments ,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have adopted this Staff Position as of January 1, 2009 and the required disclosures are included in this Quarterly Report on Form 10-Q.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “ Recognition and Presentation of Other-Than-Temporary Impairments ,” which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this Staff Position did not have a material effect on our operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, “Fair Value Measurements,” remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

The Company adopted FSP FAS 157-4 effective April 1, 2009. The adoption did not have a material impact on the Company’s financial condition and results of operations. The additional disclosures related to FSP FAS 157-4 are included in Note 7 — Fair Value.

In May 2009, the FASB issued Statement 165, “Subsequent Events,” to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

3.     Collaboration Agreements and Government Contract

Below is a discussion of each of our material collaborative agreements and other contracts. This discussion is qualified in its entirety by the actual terms and provisions of the respective agreements and contracts. The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies and Recent Accounting Pronouncements.

Collaboration Agreement with Genzyme Corporation   On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we will retain the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted the exclusive right and license to commercialize Prochymal and Chondrogen in all other countries (the “Genzyme Territory”), except with respect to Prochymal for Graft vs. Host Disease (“GvHD”) in Japan, which has previously been licensed to another pharmaceutical company. Genzyme has the right to “opt-out” of any further Chondrogen development following receipt of the results of the planned Phase II/III clinical trial for Chondrogen.  If Genzyme opts-out, all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen.  In the event that Genzyme does not opt-out but instead participates in the future development efforts for Chondrogen, Genzyme would be entitled to retain rights and licenses to our intellectual property related to Chondrogen in all countries outside the United States and Canada.

As partial consideration for the grant of these rights, the Collaboration Agreement provides for a non-contingent, non-refundable cash payment to us of $130.0 million from Genzyme, with $75.0 million paid in November 2008 and $55.0 million paid on July 1, 2009. The Collaboration Agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme, to be paid by Genzyme to us, as follows:

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Assuming successful development and marketing approval (and assuming in the case of Chondrogen that Genzyme does not opt-out) , we will be entitled to receive escalating royalties on sales of Prochymal and Chondrogen within the Genzyme Territory.

Genzyme Partnership and the United States Department of Defense Contract.     In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the DoD pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD will provide funding to us for the development of Prochymal for acute radiation syndrome (“ARS”). If we are successful in obtaining FDA approval for ARS, the contract provides for the purchase by the DoD, at its option, of up to 20,000 doses of Prochymal, at $10,000 per dose, in four 5,000 dose increments. Under the terms of our partnership with Genzyme, we contribute Prochymal and corresponding safety and efficacy data to the effort and Genzyme lends its vast product development and large-scale commercialization expertise. The agreement provides for Genzyme to receive a royalty of 15% on sales of Prochymal, limited to those sales made under contract to U.S. or allied governmental agencies for emergency preparedness.

Juvenile Diabetes Research Foundation Agreement.     In 2007, we entered into a collaborative agreement with the JDRF which provides funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding. We initiated a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes in the fourth quarter of 2007, and received $2.0 million of the contingent milestones during 2008 and expect to receive the remaining $2.0 million of contingent milestones by 2010. Consistent with our revenue recognition policies for such contingent milestones, upon its receipt we began amortizing the $2.0 million received during 2008 and will continue to amortize that amount over the remaining term of our obligations under the agreement. Future milestone payments received will be similarly amortized over the term of our obligations beginning upon their receipt.

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

4.      Discontinued Operations & Gain on Sale of Discontinued Operations

On May 8, 2008, we entered into an Asset Purchase Agreement to sell our Osteocel® business to NuVasive, Inc., a Delaware corporation.  Osteocel is a product that we developed and that we manufactured beginning in July 2005, for regenerating bone in orthopedic indications. The agreement provided for the sale to be effected at two closings —a technology assets closing, for the transfer of technology and certain other business assets, and a manufacturing assets closing, for the transfer of manufacturing assets and facilities.  On July 24, 2008, we held a Special Meeting of Stockholders at which our stockholders overwhelmingly approved the sale of the Osteocel business.  The technology assets closing also occurred on that date, at which time we received an initial payment of $35.0 million. In December 2008, we earned another $5.0 million in additional purchase price through the achievement of a production milestone. The agreements with NuVasive were amended several times during 2008, all without altering the potential purchase price of up to $85.0 million.

In March 2009, we entered into further amendments to the Asset Purchase Agreement and the related Manufacturing Agreement, as a result of which the manufacturing assets closing was accelerated and all performance conditions to receipt by us of $30.0 million of contingent milestone payments were removed.  As a result, those payments became payable at specified dates, without regard to other conditions., either in cash or in shares of NuVasive stock, at the option of NuVasive  A final milestone payment of $15.0 million remains conditioned on at least $35.0 million in cumulative Osteocel sales by NuVasive.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The Asset Purchase Agreement, as amended, provides for up to $85.0 million of total purchase price, as follows:

Payments	Amount	Payment Date
	($000)
Initial cash payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel, paid in cash	5,000	Paid in January 2009
Accelerated Manufacturing Assets Closing, paid in cash	5,000	Paid March 2009
Installment paid in stock	12,500	Paid June 30, 2009
Installment payable in cash or stock	12,500	Due September 30, 2009
Contingent milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel, payable in cash or stock	15,000	Upon achievement

Total possible purchase price	$85,000

The $30.0 million of payments that became payable at specified dates (March, June and September 2009, respectively) as a result of the March 2009 amendments, net of direct expenses of approximately $0.2 million, were recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009.  The $12.5 million payment due June 30, 2009, was paid in shares of common stock issued by NuVasive.  We have since sold all of these shares of NuVasive common stock and received approximately $12.5 million in the aggregate in cash. At June 30, 2009, this stock is shown as a component of Investments Available for Sale on our balance sheet. If and when the requisite events related to the final $15.0 million contingent milestone occur, we will recognize those milestone proceeds as a component of gain (loss) from the sale of discontinued operations. Title to the fixed assets to be transferred to NuVasive passed on April 9, 2009, and was recorded as assets of discontinued operations held for sale in the accompanying condensed balance sheet.

Concurrent with the March 2009 amendments, we executed a Supply Agreement with AlloSource to facilitate the complete transfer of the Osteocel business, whereby we would transfer to AlloSource our entire Osteocel work-in-process inventory at specified prices on the date of the manufacturing assets closing with NuVasive.  The aggregate purchase price for the Osteocel work-in-process inventory was approximately $3.7 million, payable by AlloSource in cash installments over the 90-days following the execution of the Supply Agreement. The sale of the work-in-process inventory to AlloSource occurred on April 9, 2009. At June 30, 2009, we had receivables of $950,000 from AlloSource which were paid in July 2009.

As stipulated under the March 2009 amendments, we ceased manufacturing Osteocel on March 28, 2009.    As a result of this cessation of manufacturing, we committed to a workforce reduction of the approximately 80-employees involved in the Osteocel business.  Employees directly affected by the workforce reduction received notification on March 30, 2009, and the workforce reduction was substantially completed in the second quarter of 2009.  All of the affected employees received severance benefits, comprised principally of severance, benefits continuation costs and outplacement services.  Total one-time termination benefits for the reduction in force totaled approximately $1.4 million, which was recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009.

Also in connection with the March 2009 amendments, we relieved NuVasive of its obligation to assume the lease for our Columbia, Maryland facility.  As a result of the combination of our cessation of Osteocel manufacturing and retaining the lease obligations for the Columbia, Maryland facility, we have conducted an analysis of our future minimum lease payments for the facility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and recorded an impairment charge of approximately $3.2 million related to our future minimum lease payments.  Additionally, we recorded an impairment of the leasehold improvements specifically related to Osteocel production of approximately $3.0 million.  Both of these impairments were recorded as components of the gain on the sale of discontinued operations in the first quarter of 2009.

Also as a result of acceleration of the manufacturing assets closing, during the first quarter of 2009 we reversed approximately $2.5 million of concessionary pricing reserves for future Osteocel production that had been established under the original Manufacturing Agreement.

The fair value of the property that we transferred on the date of the manufacturing assets closing in April 2009, including both the manufacturing assets transferred to NuVasive and the inventory transferred to AlloSource, was approximately $5.1 million.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

As detailed above, we recognized a pre-tax gain of approximately $23.5 million on the sale of discontinued operations during the first quarter of 2009.  Net of taxes, the gain on the sale was approximately $21.4 million during the quarterly period ending March 31, 2009. During the quarterly period ended June 30, 2009, we determined that our effective tax rate was higher than estimated at the end of the first quarter of 2009, resulting in a $950,000 reduction in the gain on the sale of discontinued operations during the quarter then ended.

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

The net assets allocable to the Osteocel asset disposal group included on our balance sheet at June 30, 2009 and December 31, 2008 were as follows:

	2009	2008
	($000)	($000)
Accounts receivable, net	$64	$1,516
Inventory and other current assets	—	1,707

Current assets of discontinued operations	64	3,223

Property and equipment, net	—	7,520

Liabilities of discontinued operations	(4,270)	(7,219)

Net assets (liabilities) of discontinued operations	$(4,206)	$3,524

Summarized operating results of the Osteocel asset disposal group are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($000)	($000)	($000)	($000)
Product sales	$29	$8,955	$6,296	$16,466
Cost of goods sold	128	4,786	4,915	8,567
Gross profit (loss)	(99)	4,169	1,381	7,899

Selling, general & administrative expenses	—	1,065	124	1,246
Income (loss) from operations of discontinued operations, before income taxes	(99)	3,104	1,257	6,653
Income taxes	43	—	160	—
Income (loss) from operations of discontinued operations	$(142)	$3,104	$1,097	$6,653

5.     Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the treasury stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and warrants. All common share equivalents resulting from assumed exercise of outstanding stock options and warrants are excluded from the computation of diluted loss per share as their effect is anti-dilutive.    At June 30, 2009, dilutive common stock equivalents excluded from the calculation of basic loss from continuing operations per share were 497,284 common stock equivalents related to in-the-money stock options and 160,458 common stock equivalents related to our outstanding warrant.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

6.     Income Tax (Benefit) Expense

The tax benefit for the six months ended June 30, 2009 reflects an effective tax rate for continuing operations of 12.7% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2009.  During the three and six months ended June 30, 2009, we recognized the following income tax expense (benefit):

	Quarter Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	($000)	($000)
Tax benefit to continuing operations	$(1,650)	$(2,398)
Tax expense of operations of discontinued operations	43	160
Tax expense of sale of discontinued operations	950	2,977

Total income tax expense (benefit)	$(657)	$739

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization.  Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards of approximately $71 million and research and development and orphan drug tax credit carry-forwards of approximately $60 million.  In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $148.0 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities.  However, utilization of our net operating loss and tax credit carry-forwards in any one year may be limited under Internal Revenue Code Sections 382 and 383. In addition, even if certain of our net deferred tax assets are not subject to limitations, we may be subject to the Federal alternative minimum tax in future years.

7.     Investments Available for Sale

On June 30, 2009, NuVasive, Inc. paid us the $12.5 million milestone payment in free-trading shares of its common stock, as provided for under the amended Asset Purchase Agreement.  The number of shares delivered to us was determined based upon the average closing price of NuVasive’s common stock over a ten-day period, resulting in our recognizing an unrealized gain of $552,000 at June 30, 2009, as a component of Other Comprehensive Income.  We began selling the NuVasive common stock on June 30, 2009 and have since sold all the shares and have received approximately $12.5 million in aggregate cash, which as been invested in accordance with our Investment Policy.

Investments available for sale consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009 ($000)		December 31, 2008 ($000)
	Cost	Fair Value	Cost	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$5,775	$5,797	$33,436	$33,436
Commercial paper	7,195	7,195	11,187	11,195
	12,970	12,992	44,623	44,631
Short term investments:
Auction rate certificates	—	—	3,100	3,100
Common stock	11,857	12,409	—	—
Corporate notes and bonds	5,238	5,186	1,921	1,921
US government agencies	20,136	20,213	11,621	11,646
	37,231	37,808	16,642	16,667

Total investments available for sale	$50,201	$50,800	$61,265	$61,298

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table summarizes maturities of our investments available for sale as of June 30, 2009 and December 31, 2008:

	June 30, 2009 ($000)		December 31, 2008 ($000)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$18,031	$18,602	$46,826	$46,832
Between 3—12 months	24,308	24,299	10,208	10,190
Between 1—2 years	7,862	7,899	4,231	4,276
Total investments available for sale	$50,201	$50,800	$61,265	$61,298

8.     Fair Value

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

We carry no investments classified as Level 3

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2009 ($000)			December 31, 2008 ($000)
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Overnight securities included in Cash	$—	$—	$—	$929	$—	$929
Investments available for sale	50,800	—	50,800	61,298	—	61,298

Total assets	$50,800	$—	$50,800	$62,227	$—	$62,227

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

9.      Subsequent Events

We have evaluated our June 30, 2009 financial statements for subsequent events through the date the financial statements were available to be issued, which was July 31, 2009.  Other than the receipt of the remainder of the non-contingent, non-refundable upfront payment of $55.0 million in cash from Genzyme Corporation on July 1, 2009, as discussed in Note 1 to these condensed financial statements, we are not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Quarterly Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, compensation arrangements, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, may appear under the headings “Risk Factors” in our Annual Report on Form 10-K under Part I—Item 1A, “Part II—Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other documents we file with the United States Securities and Exchange Commission, or SEC, including, among others, this and other of our quarterly reports on Form 10-Q and any amendments thereto.  When used in this Quarterly Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements regarding the following: our product development efforts; our clinical trials and anticipated regulatory requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells and biologic drug candidates (including the anticipated timeline and clinical strategy for Prochymal and Chondrogen); our cash needs; patents and proprietary rights; ability of our potential products to treat disease; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; results of our scientific research; our ability to benefit from the sale of our Osteocel business and to earn milestone payments; and our ability to benefit from our collaborations with Genzyme and other collaborations and to earn milestone payments and perform under and derive royalty and other revenue thereunder.  Risks and uncertainties related to the sale of our Osteocel assets and related transactions include typical business transactional risks, the risk of changing relationships with customers, suppliers or employees; and the risk that we may not be able to fully perform or generate or receive contingent milestone payments. Risks and uncertainties related to our Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen include, among others:  typical business transactional risks; risks related to product development and clinical trial design, performance and completion; uncertainty of the success of Prochymal and Chondrogen in clinical trials and their ability to treat disease; Genzyme’s early termination and opt-out rights; the ability of Osiris and Genzyme to successfully navigate regulatory requirements and to manufacture and commercialize products; and the uncertainty as to our ability, and the ability and willingness of Genzyme to successfully perform our respective obligations under the collaborative arrangement, and our ability to earn milestone and royalty payments thereunder.  All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs or projections will result or be achieved, and you should not unduly rely on forward-looking statements.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2008, and our unaudited Condensed Financial Statements for the three and six months ended June 30, 2009 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2009 and 2008.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2008.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Forward Looking Information.”

We are a stem cell therapeutic company headquartered in Columbia, Maryland, focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic, and cardiovascular areas.  We were incorporated in Delaware in April 2002.  Our predecessor company was organized in 1992.  Our lead biologic drug candidate, Prochymal®, is being evaluated in Phase III clinical trials for four indications, including acute and steroid refractory GvHD, Crohn’s disease and acute radiation syndrome, and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the U.S. Food and Drug Administration (“FDA”).  Prochymal is also being developed for the repair of heart tissue following a heart attack, the protection of pancreatic islet cells in patients with type 1 diabetes mellitus, and the treatment of patients with COPD.  Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

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

In April 2008, we committed to a plan to sell our assets related to Osteocel, a product that we produced and marketed beginning in July 2005, for regenerating bone in orthopedic indications.  On May 8, 2008, we entered into an Asset Purchase Agreement to sell those assets, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel XO, to NuVasive, Inc.  The first of two scheduled closings in connection with this transaction, the “technology assets closing”, occurred on July 24, 2008, at which time we received an initial payment of $35.0 million.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel until March 28, 2009 when all manufacturing activities ceased. In March 2009, we entered into amendments to the Asset Purchase Agreement and amendments to the related Manufacturing Agreement that stipulated that all of our responsibilities would be considered fulfilled upon consummation of the second and final closing, the “manufacturing assets closing.” The manufacturing assets closing occurred on April 9, 2009.  Upon execution of the amendments, we received $5.0 million of additional purchase price in cash and on June 30, 2009, we received $12.5 million in NuVasive’s common stock, and will receive an additional $12.5 million in either cash or NuVasive stock on September 30, 2009.  We are also entitled to receive a contingent milestone payment of $15.0 million in cash or NuVasive stock if and when NuVasive achieves cumulative sales revenue from Osteocel of at least $35.0 million.  We presently expect to earn this contingent milestone before the end of the current fiscal year, although no assurance can be given that this will occur.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries, including 49 U.S. and 268 foreign patents owned or licensed.  We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for at least the following reasons:

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

Phase III Clinical Trial—Steroid Refractory Acute GvHD

GvHD is a life threatening immune system reaction that commonly affects the skin, gastrointestinal tract, and liver in patients who have received a bone marrow transplant.   Our Phase III trial to evaluate Prochymal as a treatment for steroid refractory GvHD is a randomized, double blind, placebo controlled study. The trial has completed enrollment with a total of 244 patients. The trial is investigating patient response to eight infusions of Prochymal administered twice per week for four consecutive weeks. The primary trial endpoint is complete resolution of GvHD for at least 28 day duration. Each patient is also monitored for safety for up to 180 days after their first treatment with Prochymal. Six-month survival is a key secondary endpoint. This trial is being conducted in 72 centers in the United States, Canada, Europe and Australia.

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

On March 27, 2009, we announced that we had elected to end enrollment at 207 patients in our Phase III clinical trial evaluating Prochymal for the treatment of moderate to severe Crohn’s disease that is refractory to biological therapy and immunosuppressives.  We ended enrollment because we believe that there was a design flaw in the trial resulting in significantly higher than expected placebo response rates.  The decision was made after the trial’s final scheduled interim analysis showed that one of the two Prochymal dose arms had crossed a futility boundary.  The dose arm was unlikely to achieve the primary endpoint of remission because of the high placebo response rate.  This analysis continued to show no serious safety concerns with the therapy and safety was not a factor in the decision to stop enrollment.   After careful discussion with the United States Food and Drug Administration, we elected to discontinue enrollment rather than attempt to re-power the trial.  We will keep the trial blinded and expect data for use in designing future trials in Crohn’s disease and to bolster Prochymal’s overall safety database.    The Prochymal Crohn’s program consisted of two separate but related trials.  The first trial, described above, evaluates patients’ initial response to two dose levels of Prochymal as compared to placebo.  This trial was originally designed to enroll 270 subjects.

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

Phase II Clinical Trial—Acute Myocardial Infarction.

Prochymal is also being evaluated for the repair of heart muscle in patients who have suffered a heart attack.  In February 2009 we reported positive two-year data on the Phase I clinical trial for Prochymal to evaluate its safety and efficacy to restore heart function in patients experiencing a first time myocardial infarction (MI). Based on these positive findings, we have received approval from the FDA to initiate a Phase II trial.   We recently initiated this Phase II trial, which is expected to include approximately 220 patients to be treated at approximately 40 sites in the United States and Canada. The first patient in the Phase II trial was treated in April 2009.

Phase II Clinical Trial—Early Onset Type 1 Diabetes.

We initiated a Phase II, 60 patient, placebo controlled study in the United States for the treatment of early onset type 1 diabetes in individuals 12 to 30 years old.  Primary efficacy will be measured at one year—the primary endpoint is the marker of insulin response in response to glucose stimulation. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs for 2008 through 2010. During 2008, we received $2.0 million from JDRF to fund clinical costs, and expect to receive the remaining $2.0 million during 2009 and 2010.

Phase II Clinical Trial—Chronic Obstructive Pulmonary Disease

We are evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe COPD in a Phase II clinical trial. This trial of 62 enrolled patients is a double-blind, placebo-controlled study. Patients were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients will be evaluated over the course of two years following initial Prochymal or placebo infusion.  On June 23, 2009, we announced the interim six-month data from this trial.  The six-months data showed that the trial met its primary goal of demonstrating the safety of Prochymal in patients with compromised pulmonary function at the six-month evaluation point; Prochymal significantly decreased systemic inflammation in patients when compared to those receiving placebo, as determined by C-reative protein; and despite the reduction in inflammation, pulmonary function in patients receiving Prochymal was not significantly improved compared to those receiving placebo.

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

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen, and providing for non-contingent, non-refundable up front payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the first two quarters of 2009 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

Under the DoD contract awarded to us in January 2008, we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD provides funding to us for development. If we are successful in obtaining FDA approval of Prochymal for treatment of acute radiation syndrome, the contract provides for the purchase, at the option of DoD, of up to 20,000 doses of Prochymal, at $10,000 per dose, in four 5,000 dose increments. We recognized $2.8 million in revenue under the terms of this contract in the first half of 2009, on a cost reimbursement basis.

In prior years, we have entered into strategic agreements with others for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the JDRF to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. Under this collaborative agreement,  JDRF will provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We recognized $0.2 million in revenue during the first half of 2009 under this agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2009, we incurred aggregate research and development costs of approximately $342 million.

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

Income Taxes

During the six months ended June 30, 2009, we recognized an income tax benefit to continuing operations of $2.4 million, and income tax expense of $3.1 million against the income from discontinuing operations. We have not recognized any deferred tax assets or liabilities in our financial statements above these amounts since we cannot assure their future realization.  Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss carry-forwards and research and development and orphan drug tax credit carry-forwards.  In the event that we become profitable within the next several years, we have net deferred tax assets of approximately $140 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities.  However, utilization of our net operating loss and tax credit carry-forwards in any one year may be limited under Internal Revenue Code Sections 382 and 383, and may expire prior to our ability to utilize them. In addition, even if certain of our net deferred tax assets are not subject to limitations, we may be subject to the Federal alternative minimum tax in future years.

The tax benefit for the six months ended June 30, 2009, reflects an effective tax rate for continuing operations of 12.7% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2009.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues from Continuing Operations

Revenues from continuing operations were $10.5 million for the three months ended June 30, 2009 compared to $2.5 million for the second quarter of fiscal 2008.  During the three months ended June 30, 2009, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $0.1 million from our collaborative agreement with JDRF. Our revenues for the three month period also include $0.3 million from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus $0.1 million in royalties on MSCs sold for research purposes.  Revenues from continuing operations for the three months ended June 30, 2008 were $2.5 million, and consisted primarily of the recognition of milestone payments received from JDRF as provided for under our collaborative agreement to develop Prochymal for the treatment of Type 1 diabetes, and revenue recognized on our contract with DoD to develop Prochymal as a medical countermeasure to nuclear terrorism.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2009 were $18.5 million, as compared to research and development expenses of $19.0 million for the same period last year.  At June 30, 2009, we were conducting three Phase III clinical trials in several inflammatory disease indications, and Phase II clinical trials for acute myocardial infarction, type 1 diabetes mellitus, and COPD.  In addition, we were conducting animal studies in accordance with the FDA Animal Rule for acute radiation syndrome.  Over the past several years increased clinical trial activities have increased the demand for clinical batches of our biologic drug candidates and we have experienced increased costs in our contract manufacturing activities.  We are also incurring research and development expenses in connection with the preparation of our biologic license application as we prepare filings with the FDA towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses (excluding discontinued operations)

General and administrative expenses were $2.3 million for the three months ended June 30, 2009 compared to $1.8 million for the comparable period in fiscal 2008.  The increase in general and administrative expenses is primarily attributable to increases in our professional staff in the areas of intellectual property and business development and increases in legal costs related to our intellectual property portfolio. The non cash charge for share-based compensation allocated to general and administrative expenses during the fiscal quarter ended June 30, 2009 was $0.5 million as compared to $0.2 million for the same period last year.

Interest Income (Expense), Net

Interest income, net was $0.2 million for the three months ended June 30, 2009 compared to net interest expense of $0.2 million in the corresponding period in fiscal 2008.  During 2009, we have not had any short or long-term debt, and interest expense consists of financing charges on capital leases for equipment.  We earn interest income on our investments available for sale.

Income (Loss) from Discontinued Operations

Loss from operations of the Osteocel asset disposal group was $0.1 million for the three months ended June 30, 2009 compared to earnings of $3.1 million for the comparable period of fiscal 2008.  The loss during the second fiscal quarter of 2009 was primarily the effect of the increase in the estimated effective income tax rate for the full fiscal year, which increased to 12.7% in the second quarter when it was estimated to be 8.6% during the quarter ended March 31, 2009.  Osteocel manufacturing activities ceased in March 2009.

Also during the second quarter of 2009, we reported a loss from the sale of discontinued operations of $1.0 million, which reflects the increase in the estimated annual effective income tax rate for the full fiscal year.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues from Continuing Operations

Revenues from continuing operations were $23.2 million for the six months ended June 30, 2009 compared to $2.9 million for the first half of fiscal 2008.  During the six months ended June 30, 2009, we recognized $20.0 million in revenue from our collaborative agreement with Genzyme and $0.2 million from our collaborative agreement with JDRF. Our revenues for the six month period also include $2.8 million from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus $0.2 million in royalties on MSCs sold for research purposes.  Revenues from continuing operations for the six months ended June 30, 2008 were $2.9 million, and consisted primarily of the recognition of milestone payments received from JDRF as provided for under our collaborative agreement to develop Prochymal for the treatment of Type 1 diabetes, and revenue recognized on our contract with DoD to develop Prochymal as a medical countermeasure to nuclear terrorism.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2009 were $37.1 million, as compared to research and development expenses of $35.7 million for the same period last year.

General and Administrative Expenses (excluding discontinued operations)

General and administrative expenses were $5.2 million for the six months ended June 30, 2009 compared to $4.4 million for the comparable period in fiscal 2008.  The non cash charge for share-based compensation allocated to general and administrative expenses during the first half of this fiscal year was $1.3 million as compared to $0.6 million for the same period last year.

Interest Income (Expense), Net

Interest income, net was $0.3 million for the six months ended June 30, 2009 compared to net interest expense of $0.4 million in the corresponding period in fiscal 2008.  During 2009, we have not had any short or long-term debt, and interest expense consists of financing charges on capital leases for equipment.  We earn interest income on our investments available for sale.

Income from Discontinued Operations

Income from operations of the Osteocel asset disposal group was $1.1 million for the six months ended June 30, 2009 compared to earnings of $6.7 million for the comparable period of fiscal 2008.  Osteocel manufacturing activities ceased in March 2009.

	Six Months Ended
	June 30,
	2009	2008
	($000)	($000)
Product sales	$6,296	$16,466
Cost of goods sold	4,915	8,567
Gross profit	1,381	7,899

Selling, general & administrative expenses	124	1,246
Income from operations of discontinued operations before tax	1,257	6,653
Income tax	160	—
Income from operations of discontinued operations	$1,097	$6,653

In April 2008, we committed to a plan to sell our biologic tissue business, consisting of the Osteocel asset disposal group.  On May 8, 2008 we entered into an Asset Purchase Agreement for the sale of the Osteocel asset disposal group to NuVasive, Inc., and on July 24, 2008, the first of two scheduled closings, the “technology assets closing,” occurred and we received a $35.0 million payment. During the fourth quarter of 2008, we earned additional purchase price of $5.0 million upon the achievement of production milestones.  Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel until March 28, 2009 when all manufacturing activities ceased. In March 2009, we entered into amendments to the Asset Purchase Agreement and amendments to the related Manufacturing Agreement which stipulated that, upon consummation of the second and final closing (the “manufacturing assets closing”) under the Asset Purchase Agreement all of our responsibilities would be deemed fulfilled.  The manufacturing assets closing occurred on April 9, 2009.  Upon execution of the amendments, we received $5.0 million of additional purchase price in cash and then received an additional $12.5 million in NuVasive common stock on June 30, 2009, and are scheduled to receive an additional $12.5 million in either cash or NuVasive stock on September 30, 2009.  We are also entitled to receive a contingent milestone payment of $15.0 million, in cash or NuVasive stock, if and when NuVasive achieves cumulative sales revenue from Osteocel of at least $35.0 million.  We presently expect to earn this contingent milestone payment prior to the end of the current fiscal year.

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

At June 30, 2009, we had $52.0 million in cash and investments available for sale and $68.8 million of short-term receivables.  We presently estimate that we have sufficient liquidity on hand as of June 30, 2009 to fund our operations through the initial commercialization of Prochymal for an initial indication.

Cash Flows

Net cash used in operating activities of continuing operations was $31.3 million for the six months ended June 30, 2009, primarily reflecting our loss from continuing operations of $16.5 million, which was partially offset by $2.1 million of non cash charges included in the loss.  Adding to our use of cash in the operating activities of continuing operations was $16.9 million of unfavorable working capital changes, consisting primarily of the $20.2 million of the amortization of the deferred revenue related to the Genzyme and JDRF collaborations. During the comparable period of fiscal 2008, net cash used in operating activities of continuing operations was $26.9 million, consisting of our loss from continuing operations of $37.6 million, partially offset by non cash charges of $2.0 million and net favorable variances in working capital of $8.8 million, primarily in accounts payable and accrued expenses.

Net cash used in the operating activities of discontinued operations was $1.8 million for the six months ended June 30, 2009, which reflects the $26.6 million non cash impact related to the sale of discontinued operations and $2.9 million of favorable changes in working capital income, offset by $21.6 million income from the discontinued operations.  For fiscal 2008, net cash provided by operating activities of discontinued operations was $6.1 million, which is primarily made up of the income from discontinued operations of $6.7 million, partially offset by the $0.8 million of unfavorable working capital changes during the period.

Net cash provided by investing activities was $33.5 million for the six months ended June 30, 2009, consisting of $9.9 million of net proceeds from the sale of discontinued operations and $23.8 million of proceeds from the sale of investments available for sale that we had purchased to efficiently utilize our excess cash at the end of 2008. Net cash provided by investing activities during the comparable period of fiscal 2008 was $8.7 million, which was comprised of the sale of $12.4 million of investments available for sale, partially offset by $3.7 million of capital expenditures for the expansion of our Columbia, Maryland manufacturing facilities that was completed during the third quarter of 2008.

Net cash used in financing activities was $0.1 million for the six months ended June 30, 2009, representing the increase in restricted cash of $0.5 million offset by $0.4 million of proceeds from the exercise of stock options.  As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, our financial position when entering fiscal 2009 allowed us to be involved in only minimal financing activities during the first quarter of 2009. During 2008, net cash provided by financing activities was $13.8 million, which primarily resulted from the issuance of $16.0 million of convertible and short term notes payable, partially offset by $2.2 million of scheduled payments on our debt and capital lease obligations.

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

As of December 31, 2008, we had completely extinguished our outstanding debt. As a result of our financial position and forecasts as of that date, we believe that we have sufficient liquidity on hand to fund our operations through the anticipated date of initial commercialization of Prochymal for an initial indication.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                         Defaults Upon Senior Securities.

None.

Item 4.                         Submission of Matters to a Vote of Security Holders.

Annual Meeting. We held our Annual Meeting of Stockholders on May 22, 2009.  Of the 32,715,382 shares of common stock outstanding as of the record date of the Annual Meeting, 25,155,600 shares, or 76.9% of the total shares eligible to vote at the Annual Meeting, were represented in person or by proxy.  Two proposals were submitted to our stockholders and approved at the Annual Meeting, as follows:

Election of Director.   Peter Friedli was elected to serve as a member of the board of directors for a term expiring at our Annual Meeting of Stockholders to be held in 2012 and until his successor is duly elected and qualified.  The number of votes cast for or withheld from the nominee, both in person and by proxy, was as follows:

Peter Friedli	24,031,449 FOR	1,124,151 WITHHOLD

The term of office of each C. Randal Mills, Felix Gutzwiller, Jay M. Moyes and Gregory H. Barnhill continued following the meeting.

Ratify Independent Registered Public Accountants.   The appointment of Grant Thornton LLP, independent registered public accountants, to act as our independent auditors for the fiscal year ending December 31, 2009 was ratified, as follows:

FOR	25,127,777
AGAINST	21,945
ABSTAIN	5,878

Item 5.                         Other Information.

None.

Item 6.                         Exhibits.

Exhibit Number	Description of Exhibit
31.1.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 7, 2009	/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2009	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Vice President of Finance (Principal Accounting Officer)