Form 10-K
period 2009-12-31
OSIRIS THERAPEUTICS, INC.
filed 2010-03-12
CIK 1360886

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting Common Stock held by non-affiliates of registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Market was approximately $300,876,000.

         The number of shares of the registrant's Common Stock outstanding as of March 10, 2010 is 32,775,331.

Documents Incorporated by Reference:

         Portions of the Registrant's definitive proxy statement for its 2010 Annual Meeting of Stockholders (the "Proxy Statement") to be filed no later than 120 days after the close of the fiscal year are incorporated herein by reference in Part III.

OSIRIS THERAPEUTICS, INC.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2009

INDEX

PART I

ITEM 1.    Business.

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING INFORMATION

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements included or incorporated herein which are not historical facts are forward looking statements. When used in this Annual Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward looking statements.

        Forward looking statements reflect management's current views with respect to future events and performance and are based on currently available information and management's assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal® and Chondrogen®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

        Readers are cautioned that all forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

        When we use the terms "Osiris," "we," "us," and "our" we mean Osiris Therapeutics, Inc., a Delaware corporation.

Company Overview

        We are a leading stem cell therapeutic company headquartered in Columbia, Maryland and focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. We were incorporated in Delaware in April 2002. Our predecessor company was organized in 1992. Our lead biologic drug candidate, Prochymal®, is being evaluated in Phase III clinical trials for four indications, including acute and steroid refractory graft versus host disease ("GvHD"), Crohn's disease and for the repair of gastrointestinal injury resulting from radiation exposure, and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration ("FDA"). Prochymal is also being developed for the repair of heart tissue following a heart attack, and for protection of pancreatic islet cells in patients with type 1 diabetes. Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen® for osteoarthritis in the knee.

        In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada and Genzyme has been granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to another pharmaceutical company. Under the agreement, we were paid $130 million for these rights. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate in addition to royalties on any sales by Genzyme to be paid by Genzyme to us.

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

        In April 2008, we committed to a plan to sell our assets related to Osteocel®, a product that we had produced and marketed since July 2005, for regenerating bone in orthopedic indications. On May 8, 2008, we entered into an Asset Purchase Agreement to sell our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel to NuVasive, Inc. The total proceeds from the sale of Osteocel were $85.0 million, all of which has been received by us. The assets and operations related to Osteocel are reported as discontinued operations in the financial statements included in Item 8 to this Annual Report on Form 10-K for all periods.

        In August 2009, we announced the creation of a new Biosurgery Division focused on developing and marketing high-end biological products for use in surgical procedures. We intend to build on the success of our first generation implantable product, Osteocel which generated over $40 million of revenue for us before being sold for $85.0 million in 2008. We presently plan to introduce the first product of the Biosurgery division during 2010 and expect to treat this as an operating segment beginning in fiscal 2010.

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 49 U.S. and 278 foreign patents owned or licensed. We have 22 U.S. patent applications pending and 80 foreign patent applications pending.

        Our two biologic drug candidates utilize human mesenchymal stem cells, or MSCs. MSCs can selectively differentiate, based on the tissue environment, into various tissue lineages, such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give MSCs the potential to treat a wide variety of medical conditions. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for the following reasons:

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

  •
  Universal Compatibility.  Many stem cell therapies under development can elicit a rejection response in the recipient and therefore require donor-to-recipient matching or potentially harmful immunosuppression. This greatly reduces manufacturing efficiencies and creates a risk of mismatch which can result in an acute inflammatory response leading to serious medical complications and can even be fatal. Based on our clinical experience, we believe that our biologic drug candidates are not rejected by the patient's immune system and so, like type O negative blood, do not require matching. This universal compatibility allows us to produce a standardized product available to all patients in almost any medical setting.

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

        The following table summarizes key information about our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	Phase III
	First Line Treatment of Acute GvHD	Phase III
	Treatment-Resistant Acute GvHD	Expanded Access
	Biologics Refractory Crohn's Disease	Phase III
	Type I Diabetes Mellitus	Phase II
	Acute Myocardial Infarction	Phase II
	Pulmonary Disease	Phase II
	Acute Radiation Syndrome	Phase III (Animal Rule)
Chondrogen	Osteoarthritis & Cartilage Protection	Phase II

        Prochymal, our lead biologic drug candidate, is being evaluated in Phase III clinical trials for four indications including the first line treatment of acute graft versus host disease ("GvHD"), steroid refractory acute GvHD, biologics refractory Crohn's disease and for the repair of gastrointestinal injury resulting from radiation exposure. Prochymal is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.

  Prochymal for Treatment-Resistant GvHD

        GvHD is a life threatening immune system reaction that commonly affects one or more of the skin, gastrointestinal tract, and liver in patients who have received a bone marrow transplant. Although in the U.S. there are no drugs approved for treating GvHD, the disease is commonly treated off-label with steroids. GvHD that does not respond to this treatment is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In a Phase II trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, all responded to treatment with Prochymal, and 59% achieved complete resolution of their disease. Prochymal has been granted Fast Track status by FDA as well as Orphan Drug status by FDA and the European Medicines Agency for GvHD.

        In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children, 2 months to 17 years of age, with Grades B-D acute GvHD that hasn't responded to steroids are eligible for treatment. Upon completion of enrollment of the Phase III trials evaluating Prochymal in adults with GvHD, the expanded access program was broadened to include patients 18 to 70 years of age. The expanded access programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

        In February 2010, we reported the results of a study evaluating Prochymal as a rescue therapy in 59 pediatric patients with severe, treatment-resistant acute GvHD. The trial enrolled patients with Grades B-D acute GvHD who had failed steroids and other immunosuppressive agents. Patients in the study received two intravenous infusions of Prochymal per week for a total of four weeks. Patients who experienced a partial response by day 28 were eligible for continued treatment. GvHD assessments were used in the study to detect improvements in patients treated with Prochymal. At study entry, 90% of children had Grade C/D GvHD, the most severe forms of GvHD and were unresponsive to an average of three lines of therapy. Overall response to treatment with Prochymal at 28 days was 63%. Response to Prochymal at day 28 significantly improved survival over those patients who progressed (78% vs. 9%, p<0.05). Patients in the trial were treated at 33 pediatric transplant centers across the U.S., Canada, Europe and Australia.

        In September 2009, we announced the preliminary results for the two Prochymal Phase III GvHD trials described below. While the trials did not reach significance in their primary endpoints, the studies did reveal several important findings:

  •
  The primary endpoint for the steroid-refractory GvHD trial (durable complete response) for the per protocol population approached statistical significance (40% Prochymal vs. 28%, standard of care, p=0.08, n=179);

  •
  Prochymal significantly improved response in steroid-refractory liver (76% vs. 47%, p=0.03) and gastrointestinal GvHD (82% vs. 68%, p=0.03);

  •
  In the sickest patients—those with GvHD affecting all three organs, skin, liver and gastrointestinal tract—treatment with Prochymal resulted in a 63% overall response rate, while none of the placebo-treated patients responded (p<0.05);

  •
  Children receiving Prochymal had an overall response rate of 64% compared to 36% in patients receiving placebo; and

  •
  In children with steroid-refractory GvHD, Prochymal more than doubled complete response rates (64% vs. 29%) and reduced disease progression by half (21% vs. 43%).

  Phase III Clinical Trial—Steroid Refractory Acute GvHD

        Our Phase III trial evaluated the safety and efficacy of Prochymal in conjunction with standard of care for the treatment of patients who had failed to respond to corticosteroid treatment for acute GvHD. This clinical trial is a double-blind, placebo-controlled study. Patients six months to 70 years of age were randomized to receive Prochymal or placebo at a 2:1 ratio in addition to standard of care.

The trial enrolled 260 patients and treated 244 patients from 72 leading bone marrow transplant centers in the United States, Canada, Europe and Australia.

        The primary endpoint, durable complete response, for the per-protocol population in the Phase III trial evaluating Prochymal in steroid-refractory GvHD approached but did not reach statistical significance, with 40% of patients receiving Prochymal, as compared to 28% of placebo patients, achieving a durable complete response. The per-protocol patient population refers to the group of patients that met all of the study protocol requirements, such as inclusion and exclusion criteria. The addition of Prochymal to standard of care significantly improved response in steroid-refractory liver (76% vs. 47%, p=0.03) and gastrointestinal (82% vs. 68%, p=0.03) GvHD. In the sickest patients—those with GvHD affecting all three organs—skin, liver and gastrointestinal tract—treatment with Prochymal resulted in a 63% overall response rate, while none of the placebo-treated patients responded (p<0.05). Prochymal also demonstrated a positive safety profile relative to placebo.

        The pediatric subset in the Phase III trial evaluating Prochymal in steroid-refractory acute GvHD was also evaluated. Those pediatric patients receiving Prochymal had an overall response rate of 64%, compared to 36% in pediatric patients receiving placebo. Prochymal patients exhibited a complete response rate more than double that of placebo patients (64% vs. 29%) and exhibited a reduction in disease progression by half (21% vs. 43%). Survival was also improved in those patients receiving Prochymal, as 79% of pediatric patients receiving Prochymal survived thru day 100 versus 50% of those receiving placebo.

  Phase III Clinical Trial—First Line Treatment of Acute GvHD.

        Our previous Phase II trial for treatment of newly diagnosed acute GvHD indicated that patients were twice as likely to have total clinical resolution of their disease when Prochymal was added to steroid therapy, compared to reported results for treatment with steroids alone. Twenty-nine of 31 patients, or 94%, responded in the Phase II trial, after receiving two infusions of Prochymal, with 24 patients, or 77% achieving a complete response, meaning the patients had experienced total clinical resolution of the disease. At six months, 61% of all patients treated with Prochymal still had a durable response requiring no additional immunosuppressive therapy, clinical intervention, or increased steroid use. Of these, 95% were alive at six months.

        The Phase III trial to evaluate Prochymal as a first line treatment for GvHD is a randomized, double blind, placebo controlled study that completed enrollment with 192 patients from 52 leading transplant centers across the United States, Canada and Australia. Patients received a total of six infusions during the first four weeks of the study. The trial did not meet its primary endpoint. However, the majority of patients enrolled in this trial were suffering from skin GvHD, which responded significantly better to steroids than had previously been reported in controlled trials. This high response rate to standard of care diminished the potential for Prochymal to demonstrate an effect.

  Phase III Clinical Trial—Biologics Refractory Crohn's Disease.

        Based on our clinical observations of the effects of Prochymal on the gastrointestinal symptoms of patients with GvHD, we are developing Prochymal for the treatment of Crohn's disease. Crohn's disease is a chronic condition that results in inflammation of the gastrointestinal tract. We completed patient enrollment in a Phase II trial for Crohn's disease under a separate Investigational New Drug application ("IND"). We received Fast Track designation from the FDA for the development of Prochymal for patients with moderate to severe Biologics Refractory Crohn's Disease.

        Patients were enrolled in a Phase III trial evaluating Prochymal for the treatment of moderate to severe Crohn's disease that is refractory to biological therapy. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age, with a Crohn's Disease Activity Index ("CDAI") greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. Patients were enrolled at approximately 60 leading centers in the United States and Canada.

        Enrollment in the Phase III trial was ended at 207 patients after the trial's final interim analysis showed that one of the two Prochymal dose arms had crossed a futility boundary. The current standard for determining response of Crohn's patients is largely subjective, and therefore, there may have been response bias resulting in significantly higher than expected placebo response rates.

  Phase II Clinical Trial—Acute Myocardial Infarction.

        Prochymal is also being evaluated as a therapy to improve heart function in patients who have suffered a heart attack. Based on statistics published in 2005 by the American Stroke Association and the American Heart Association, approximately 700,000 individuals in the United States each year experience their first heart attack. According to these same statistics, approximately 20% of these patients suffer extensive damage to their heart muscle leading to heart failure within six years. In preclinical studies in animal models, Prochymal targeted the damaged area of the heart following a single intravenous infusion. These studies also indicate that Prochymal prevents scar formation that typically occurs after a heart attack and improves cardiac function eight to ten weeks after its administration.

        Positive two-year data was reported for a Phase I clinical trial evaluating the safety and efficacy of the intravenous administration of Prochymal in patients who experienced their first acute myocardial infarction ("AMI"). In the 53-patient, double-blind, placebo-controlled trial, patients receiving the therapy had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Based on these positive findings, we have received approval from the FDA to initiate a Phase II trial. In December 2009, results from the study were published in the Journal of the American College of Cardiology.

        A Phase II double-blind, placebo-controlled trial to evaluate the safety and efficacy of Prochymal in conjunction with standard of care to improve heart function in patients who experience a first heart attack is currently enrolling patients. The trial is being conducted at leading institutions and academic research centers in the United States and Canada. Target enrollment is 220 patients and those participating will be randomized to Prochymal or placebo at a 2:1 ratio.

  Phase II Clinical Trial—Early Onset Type 1 Diabetes Mellitus.

        In early 2010, enrollment was completed for 63 patients in our Phase II, double-blind, placebo-controlled study evaluating Prochymal for the treatment of early onset type 1 diabetes in individuals 12 to 35 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients were enrolled within 2 to 16 weeks of being diagnosed with type 1 diabetes and received three infusions of Prochymal over the course of 60 days. The primary efficacy endpoint, the measurement of C-peptide produced after glucose stimulation, will be measured at one year. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs. To date, we received $3.5 million from JDRF to fund clinical costs, and expect to receive the remaining $500 thousand during 2010.

  Phase II Clinical Trial—Chronic Obstructive Pulmonary Disease

        Enrollment in the 62-patient Phase II clinical trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe Chronic Obstructive Pulmonary Disease ("COPD") was completed in the second half of 2008. Patients in the double-blind, placebo-controlled study were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, systemic inflammation and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients will be evaluated over the course of two years following initial Prochymal or placebo infusion.

        At the six-month interim analysis, the trial met its primary goal of demonstrating the safety of Prochymal in patients with compromised pulmonary function. Prochymal significantly decreased systemic inflammation in patients when compared to those receiving placebo, as determined by C-reactive protein (CRP). Despite this reduction in inflammation, however, pulmonary function in patients receiving Prochymal was not significantly improved compared to those receiving placebo.

  Phase III Clinical Trial—Animal Rule—Acute Radiation Syndrome.

        In 2007, we partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome ("ARS"). Assuming FDA approval of Prochymal for ARS, the DoD may exercise purchase options for up to 20,000 doses of Prochymal at a price of $10,000 per dose.

        Chondrogen is our biologic drug candidate for the treatment of osteoarthritis and the reduction of pain in the knee. In 2006, we completed enrollment of a randomized double-blind, placebo controlled Phase I/II clinical trial evaluating Chondrogen for safety and preliminary efficacy based upon regeneration of meniscus at six-months. In November 2007, we reported one-year data for the Phase I/II Chondrogen trial. The data continued to show improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (OA) who received Chondrogen as compared to those treated with the control, hyaluronic acid (HA). Patients receiving the control were 3.5 times more likely to experience degenerative bone changes associated with OA as compared to those receiving Chondrogen. The effects were dose dependent and pain scores improved from six months to one year following treatment, suggesting that Chondrogen caused a biological modification of patients' OA.

        We expended approximately $63.3 million in fiscal 2009, $69.9 million in fiscal 2008, and $47.1 million in fiscal 2007, on research and development. Our research and development expenditures in 2007 were entirely sponsored by us. In fiscal 2009, we were reimbursed for $3.0 million of research and development expenditures through our contract with DoD and earned $1.5 million in funding from JDRF. In fiscal 2008, we were reimbursed for $2.5 million of research and development expenditures through our contract with DoD and received $2.0 million in funding from JDRF. For more detailed financial information, including information regarding our revenues, profit and loss, and total assets and research and development costs and expenses for the past three fiscal years, see our Financial Statements included in Item 8 to this Annual Report on Form 10-K for fiscal year 2009.

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

        The embryonic stem cell ("ESC"), has the greatest differentiation potential and is capable of developing into all cell types found within the human body. ESCs must be harvested from human embryos, giving rise to ethical controversies surrounding the procurement of ESCs, which have hindered progress in ESC research. Also, technical difficulties in purifying and growing ESCs have prevented widespread experimental work capable of withstanding academic or regulatory scrutiny.

        In adults, two major classes of stem cells exist in bone marrow: hematopoietic stem cells and mesenchymal stem cells. Throughout life, hematopoietic stem cells, ("HSCs"), located within the bone marrow give rise to most types of blood cells. HSC transplantation has served as the basis for a number of aggressive treatments for various types of cancer. However, therapies based on HSCs are largely limited to hematological disorders because HSCs can only differentiate into blood cells.

        In contrast to HSCs, mesenchymal stem cells, ("MSCs"), are progenitor cells that differentiate into various connective tissues, such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma when they receive appropriate biochemical and biomechanical signals. Other biochemical stimuli cause MSCs to mobilize to areas of injury or inflammatory disease. Once there, MSCs coordinate tissue regeneration at a local level by producing tissue growth factors and by interacting with local cells to reduce inflammation and scarring. Importantly, MSCs do not express certain markers on the surface of cells, known as HLA class II antigens, which are responsible for recognition of the cells by the immune system. Also, the cell surface markers, CD40, CD80 and CD86, which are essential for activation of immune cells, are not present on MSCs. These characteristics allow MSCs to:

  •
  be transplanted into an unmatched patient without giving rise to an immune response;

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

        Successfully commercialize our lead stem cell therapy, Prochymal.    We completed the enrollment of the first worldwide Phase III stem cell clinical trial in the fourth quarter of 2008, enrolling 244 patients at 72 leading bone marrow transplant centers across the United States, Canada, United Kingdom, Spain, Italy, Australia, Germany and Switzerland. Assuming marketing approval, we plan to develop a sales and marketing organization to promote Prochymal initially for the treatment of the orphan indication of refractory GvHD. Based on the small number of bone marrow transplantation hospitals treating patients with GvHD in the United States and Canada and the lack of effective treatments for this population, we believe we can successfully market Prochymal with a small, specialized sales force.

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

        Internally develop and commercialize future biologic drug candidates.    We believe that we have the requisite experience to develop and commercialize any future biologic drug candidates without the help of a strategic partner. Due to our experience with Osteocel and our current pipeline candidates, we believe we have gained the clinical, regulatory, manufacturing and commercial capabilities to successfully develop and commercialize biologic drug candidates and novel tissue products.

Clinical Programs

Prochymal

        Prochymal is our biologic drug candidate that is being used to treat medical conditions in a variety of indications. Prochymal is being evaluated in Phase III clinical trials for four indications, including first line and steroid refractory acute GvHD, Crohn's disease and for the repair of gastrointestinal injury resulting from radiation exposure, and is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product. Prochymal is also being developed for the repair of heart tissue following a heart attack and for the protection of pancreatic islet cells in patients with type 1 diabetes, for the treatment of Chronic Obstructive Pulmonary Disease ("COPD").

Graft versus Host Disease

        GvHD is a life threatening immune system reaction that commonly affects one or more of the skin, gastrointestinal tract, and liver in patients who have received a bone marrow transplant. We estimate that there are approximately 3,000 instances of GvHD in the United States each year.

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

        The current treatments available for acute GvHD are inadequate in two primary ways. First, mortality in patients with acute GvHD is unacceptably high. Second, most treatments for acute GvHD suppress or destroy the immune system. This can lead to a number of debilitating side effects, including severe and life threatening infection. Unlike steroids or other immunosuppressant drugs, which have a systemic effect, Prochymal's mechanism of action is designed to specifically target areas of inflammation. Therefore, we believe the use of Prochymal will result in a higher survival rate..

        We are conducting two Phase III trials for acute GvHD and have been granted Fast Track status by FDA for both. The first Phase III trial investigated Prochymal in patients with steroid refractory acute GvHD. Seventy two sites in the United States, Canada, Europe and Australia participated in this trial and the trial enrolled 260 patients and treated 244 patients. The primary endpoint of this first Phase III trial, durable complete response approached statistical significance with 40% of patients receiving Prochymal and 28% of placebo patients achieving a durable complete response.

        The second Phase III trial is evaluating Prochymal as a first line treatment for acute GvHD and is taking place in 52 leading centers in the United States and Canada. We completed enrollment of 192 patients who received a total of six infusions during the first four weeks of the study. The trial did not meet its primary endpoint. The majority of patients enrolled in this trial were suffering from skin GvHD, which responded significantly better to steroids than had previously been reported in controlled trials. This high response rate to standard of care diminished the potential for Prochymal to demonstrate an effect.

        We recently reported data from a 59-patient trial evaluating Prochymal as a rescue therapy in pediatric patients with severe, treatment-resistant acute GvHD. The trial enrolled patients with grades B-D acute GvHD who had failed steroids and other immunosuppressive agents.. Patients who experienced a partial response by day 28 were eligible for continued treatment. GvHD assessments were used in the study to detect improvements in patients treated with Prochymal. At study entry, 90% of children had Grade C/D GvHD, the most severe forms of GvHD, and were unresponsive to an average of three lines of therapy. Overall response to treatment with Prochymal at 28 days was 63%. Response to Prochymal at day 28 significantly improved survival over those patients who progressed (78% vs. 9%, p<0.05). Patients in the trial were treated at 33 pediatric transplant centers across the U.S., Canada, Europe and Australia. There were no infusional toxicities associated with the administration of Prochymal.

        We completed a Phase II trial evaluating Prochymal as a first-line treatment in combination with steroids, for patients diagnosed with Grade II-IV acute GvHD. A total of 32 patients were enrolled and 31 patients were treated with two infusions of Prochymal, administered 72 hours apart. The treatment commenced within 48 hours of GvHD diagnosis. In this study, we were evaluating safety, dose and response to treatment by day 28. When Prochymal was added to steroid therapy, patients were twice as likely to have total clinical resolution of their disease compared to reported results for treatment with steroids only. Twenty-nine (29) of 31 patients, or 94%, responded after receiving two infusions of Prochymal, with 24 patients, or 77%, achieving a complete response, meaning the patients had experienced total clinical resolution of the disease. At six months, 61% of all patients treated with Prochymal still had a durable response requiring no additional use. Of these, 95% were alive at six months.

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

        We completed a Phase II trial in 2006 studying Prochymal as a treatment for moderate to severe Crohn's disease that is refractory to steroids and other immune suppressants. We enrolled ten patients in this study and communicated the results during the October 2006 annual meeting of the American College of Gastroenterology. The trial was a prospective, randomized, open label trial, conducted at 4 leading centers in the United States. Patients with moderate to severe Crohn's disease, defined as having a Crohn's Disease Activity Index ("CDAI") of at least 220, who had previously failed treatment with steroids and other immunosuppressive agents, were given two infusions of Prochymal seven days apart. A total of ten patients were treated and nine patients were evaluated through the 28 day follow-up. One patient elected to exit the trial prior to completion. Patients were assigned to one of two treatment groups and received Prochymal on an outpatient basis. In addition to safety parameters, patients were evaluated for changes in CDAI and improvement in the Inflammatory Bowel Disease

Questionnaire ("IBDQ"). Prior to entering the trial, patients who had been treated with infliximab (Remicade®) or other biological agents were required to complete a washout period of 90 days to preclude the possibility that response was the result of a previous treatment.

        Entering this trial, the average CDAI score at baseline was 341. Patients entering this study had suffered from Crohn's disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn's disease. In the study, one-third of the patients had a reduction of CDAI of greater than 100 points within 14 days of treatment. Each of these responders had failed previous treatment with infliximab. Mean IBDQ scores improved significantly from baseline to day 28 (113 to 146, p=0.008). One-third of the patients reported IBDQ scores of at least 170, indicating they had achieved clinical remission of their disease. Although not reaching statistical significance, there appeared to be correlation between dose and response. Patients receiving the high dose had a 72-point greater reduction in CDAI than those receiving low dose (CDAI reduction of 137 vs. 65). There were no infusional toxicities, and no treatment-related severe adverse events.

        As a result of the encouraging data of the Phase II trial, we initiated a Phase III trial evaluating Prochymal for the treatment of moderate to severe Crohn's disease that is refractory to biological therapy. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age with a CDAI greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. Patients were enrolled at approximately 60 leading centers in the U.S. and Canada.

        On March 27, 2009, we announced that we had elected to end enrollment at 207 patients in this Phase III clinical trial because we believe that there was a design flaw in the trial resulting in significantly higher than expected placebo response rates. The decision was made after the trial's final scheduled interim analysis showed that one of the two Prochymal dose arms had crossed a futility boundary. The dose arm was unlikely to achieve the primary endpoint of remission because of the high placebo response rate. This analysis continued to show no serious safety concerns with the therapy and safety was not a factor in the decision to stop enrollment. After careful discussions with the FDA, we elected to discontinue enrollment rather than attempt to re-power the trial. We will keep the trial blinded and expect to use the data in the design of future trials for the treatment of Crohn's disease. The Prochymal Crohn's program consisted of two separate but related trials. The first trial, described above, evaluates patients' initial response to two dose levels of Prochymal as compared to placebo. This trial was originally designed to enroll 270 patients. Patients responding to the initial therapy were then eligible to participate in a second, longer-term trial evaluating Prochymal as a maintenance therapy. Because the current standard for determining response of Crohn's patients is largely subjective, there may have been response bias in order to meet the eligibility requirements for continuation of therapy in the longer-term maintenance trial. Accordingly, enrollment in the second trial has also ended.

Acute Myocardial Infarction

        We are also evaluating Prochymal as a therapy to improve heart function in patients who have suffered a heart attack. Preclinical studies indicate that Prochymal prevents scar formation that typically occurs after a heart attack and improves cardiac function eight to ten weeks after its administration. As discussed further below, we completed enrollment in a Phase I clinical trial for Prochymal in 2006. This trial is designed to evaluate the safety and efficacy of Prochymal to restore heart function in patients experiencing a first time heart attack.

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

        In March 2006, we completed enrollment of a 53-patient Phase I randomized, double blind, placebo controlled clinical study to evaluate Prochymal in patients following AMI. The trial was designed to investigate patient response to three different doses of Prochymal versus placebo. Exploratory efficacy endpoints included overall improvement in the function and remodeling of the heart muscle six months after treatment. A safety evaluation for each subject was conducted two years after the subject was enrolled in the trial.

        In March 2007, we reported six-month results in this trial. Heart attack patients receiving Prochymal had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Patients in the Prochymal group were four times less likely to experience an arrhythmic event compared to those receiving placebo (9% vs. 37%, p=0.025). The percentage of patients who experienced clinically significant premature ventricular contractions was significantly less after receiving Prochymal as compared to placebo at the one month (6% vs. 32%, p < 0.05) and two month (9% vs. 38%, p < 0.05) time points. Patients with anterior wall myocardial infarctions had a statistically significant 7.0 point (24%) improvement in ejection fraction at three months and a 7.3 point (25%) improvement at six months over baseline (p<0.05). In comparison, placebo patients in this group did not have a significant increase. Patients receiving Prochymal had significantly improved pulmonary function as measured by improvement in FEV1% predicted values (17 point Prochymal vs. 6 point placebo, p<0.05). FEV1 or forced expired volume in one second is the amount of air that can be exhaled in a patient's first second of expiration. Comparing the patient's FEV1 reading with normal predicted values (FEV1% predicted) provides a measure of the severity of pulmonary disease. Significantly more patients who received Prochymal experienced improvement in their overall condition at six months as compared to those receiving placebo (42% vs. 11%, p=0.027).

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

        Data from the final two-year time point was reported in February 2009 and indicated a continuing benefit from treatment with Prochymal. The trial met its primary endpoint demonstrating the safety of Prochymal in the acute myocardial infarction setting. Patients receiving Prochymal continued to experience fewer adverse events than that of placebo (8 vs. 11 per patient). During the trial, patients receiving Prochymal experienced fewer arrhythmias as compared to patients receiving placebo. This effect was maintained for the duration of the study, with 47.4% of placebo patients experiencing cardiac arrhythmia compared to only 11.8% of Prochymal patients (p=0.006). Ventricular arrhythmias are associated with tissue damage and scar formation in the heart resulting from infarction and can be a sign of poorer prognosis. Two year MRI demonstrated that there was statistically significant improvement in LVEF over baseline, 6.6 point in Prochymal relative to a 3.9 point improvement in placebo. For patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, even greater effects were observed. The Prochymal group showed a significant 9.5 point improvement over baseline two years post-treatment (p < 0.05). This compares favorably to the 3.1 point increase observed for the placebo group. No serious adverse events were attributed to Prochymal, and all-cause hospitalizations trended lower in the Prochymal group (38.2%) as compared to the placebo group (47.4%).

        Based upon the positive results from the Phase I trial, we received approval from the FDA to initiate a Phase II trial. The Phase II double-blind, placebo-controlled trial will evaluate the safety and efficacy of Prochymal in conjunction with standard of care for improving heart function in patients who experienced a first heart attack. This trial focuses on patients who have suffered a severe myocardial infarction, defined as LVEF between 30% and 45% at baseline. The target enrollment is 220 patients. Patients are randomized to either Prochymal or placebo at 1:1. Efficacy endpoints determined from cardiac MRI include end systolic volume, LVEF and the ability of Prochymal to preserve functional heart tissue, or limit scar formation following a heart attack. In addition, functional and quality of life assessments are being performed.

Type 1 Diabetes Mellitus

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

        In October 2007, we reported the initiation of a Phase II trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care in preserving insulin production in patients recently diagnosed with type 1 diabetes mellitus. The trial is double-blind, placebo-controlled and we completed enrollment of the 63 patients in early 2010. Patients in the study received three intravenous infusions of Prochymal over the course of sixty days. The primary endpoint of the trial is the measurement of C-peptide produced during a Mixed Meal Tolerance Test in patients treated with Prochymal, compared to those receiving placebo. This test is frequently used in diabetic patients to determine how much insulin is being produced by the pancreas in response to glucose stimulation. The patients in the trial will be followed for safety and efficacy for two years.

Chondrogen

        Chondrogen is our biologic drug candidate for regeneration of meniscus, a type of cartilage that cushions the knee joint. There are currently no FDA approved products available to regenerate meniscal tissue. In several preclinical studies, Chondrogen, a preparation of adult mesenchymal stem cells formulated for direct injection into the knee, regenerated meniscus and prevented osteoarthritis in animal models. As described further below, at the end of the first quarter of 2006 we completed enrollment in a Phase I/II clinical trial for Chondrogen, designed to evaluate the safety and preliminary efficacy in patients following surgery to remove torn meniscus.

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

        At the end of the first quarter of 2006, we completed a randomized double-blind, placebo controlled Phase I/II clinical trial evaluating Chondrogen for safety and preliminary efficacy based upon regeneration of meniscus at six-months. We plan on evaluating each patient for safety two years after the patient enrolled in the trial. Participants in the trial received one of two doses of Chondrogen or placebo, and a total of 55 patients were treated. At the one-year time point, Chondrogen met its primary endpoint of demonstrating product safety. An initial review of the data showed that Chondrogen was well tolerated, was not associated with serious adverse events, did not result in any adverse hematological events, and did not result in the formation of any unwanted or ectopic tissue. There was no significant change in the volume of meniscus on MRI at six-months in patients that received Chondrogen compared to those patients receiving placebo. However, about 30% of patients treated with Chondrogen demonstrated an improvement in their baseline cartilage or joint condition, while no patients in the placebo group demonstrated similar improvement.

        In November 2007, we reported one-year data for the Phase I/II Chondrogen trial. The data continued to show improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis ("OA") who received Chondrogen as compared to those treated with the control, hyaluronic acid ("HA"). Patients receiving the control were 3.5 times more likely to experience degenerative bone changes associated with OA as compared to those receiving Chondrogen. The effects were dose dependent and pain scores improved from six months to one year following treatment, suggesting Chondrogen caused a biological modification of patients' OA. Patients will be followed for safety and additional preliminary efficacy, such as cartilage damage and changes in the meniscus for two years under the current study protocol.

Collaborations

Genzyme Corporation—Collaboration Agreements

Prochymal and Chondrogen Development and Commercialization

        In October 2008, we entered into a collaboration agreement with Genzyme Corporation for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retain the right to commercialize Prochymal and Chondrogen in the United States and Canada and

Genzyme is provided the right to commercialize the treatments in all other countries, except with respect to GvHD in Japan where JCR Pharmaceuticals Co., Ltd. has these rights. This collaboration agreement also provides for contingent milestone payments to us of up to $1.25 billion, in addition to royalties on any sales by Genzyme, as described below.

        The Collaboration Agreement also provides for upfront non-contingent, non-refundable payments to us of $130.0 million ($75.0 million of which was received in November 2008 and $55.0 million was received on July 1, 2009), and up to $500 million in development and regulatory milestone payments for Prochymal related to GvHD, Crohn's disease and other potential additional indications that we and Genzyme develop together. Based upon sales in Genzyme territories, we are eligible to receive up to $250 million in sales milestones for Prochymal as follows: $100 million payable when annual sales reach $500 million in the Genzyme territories and $150 million payable when annual sales reach $1 billion.

        Upon receipt of the results of the planned Phase II clinical trial for Chondrogen, Genzyme may elect to opt-out of further Chondrogen development, at which point all rights to Chondrogen revert back to us with no further obligation by either company. If Genzyme elects to continue with Chondrogen development, we are eligible to receive up to $100 million in development and regulatory milestones based on the achievement of certain clinical trial results and regulatory approvals. Based on sales in Genzyme territories, we are eligible to receive up to $400 million in sales milestones for Chondrogen.

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

Prochymal Development to Treat Acute Radiation Syndrome

        In July 2007, we entered into an agreement with Genzyme for collaboration in the preparation and execution of development and purchase agreements with United States and Allied government agencies for countermeasures to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") for the development and stockpiling of Prochymal for the treatment of Acute Radiation Syndrome ("ARS"). Under the terms of the contract, the DoD will provide technology and product development funding to us up to $24.7 million. The contract further provides for additional funding for activities leading to FDA approval of Prochymal for ARS and the scaling up of manufacturing processes, and provides the DoD with successive options for the purchase of up to 20,000 doses of Prochymal in the aggregate. The total value of the contract, assuming FDA approval and the exercise by the DoD of all of its options to purchase doses of Prochymal at $10,000 per dose, is up to $224.7 million. We will carry out this contract in partnership with Genzyme, with us contributing Prochymal and our corresponding safety and advocacy database to the effort, and with Genzyme lending its mass product development and large scale commercialization expertise. Our agreement with Genzyme provides for Genzyme to receive a royalty of 15% of net product sales, limited to those sales made under contracts with United States or Allied government agencies for emergency preparedness.

Juvenile Diabetes Research Foundation—Collaborative Agreement

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes. Under the terms of the agreement, JDRF has agreed to fund $4.0 million of the research costs, payable to us based upon the achievement of established milestones. We received $1.5 million in funding from JDRF during 2009 and $2.0 million in funding from JDRF during 2008, and expect to receive the remaining $0.5 million during 2010. We are recognizing the revenue from the JDRF agreement over the estimated schedule of completing this research.

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

Intellectual Property

        Our broad intellectual property portfolio originates from our pioneering scientific efforts. We have established a considerable patent position in adult stem cell technology and actively seek to protect proprietary technologies that we consider important to our business, including compositions of matter as well as methods of manufacture and methods of use. We believe that one particularly strong aspect of our patent estate is a claim that relates to the isolated mesenchymal stem cell regardless of its origin, type of expansion or ultimate use. Other layers of our patent protection relate to the application of our stem cell technologies to various organs (e.g. heart, lungs) and therapeutic areas (e.g. autoimmune disorders, inflammatory disorders). Additionally we own IP related to purified compositions of MSCs and the methods that we believe are necessary to manufacture a safe product. We currently own or have exclusive licenses to 49 issued U.S. patents, and 278 foreign patents. We have 22 U.S. patent applications pending and 80 foreign patent applications pending. We are committed to protecting our intellectual property position by continuously monitoring the competitive landscape and are prepared to act aggressively in the event that our strong market position is ever threatened by an infringing product.

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

        We were founded on the basis of MSC technology obtained from Case Western Reserve University ("CWRU"). In January 1993, we entered into a Technology Transfer and License Agreement with CWRU, which was subsequently amended in October 1999 and twice in October 2003. Pursuant to this license agreement certain patents were assigned to us and others were exclusively licensed to us, with the right to grant sublicenses. The exclusive license is subject to any rights of a governmental agency based on research funding by such an agency, and to CWRU's retained rights under the patents for non-clinical research, testing or educational purposes of CWRU.

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

        Patent life determination depends on the date of filing of the application and other factors promulgated under patent law and regulatory laws including, for example, the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The patent term restoration period is generally one-half the time between the effective date of an Investigational New Drug Application ("IND") and the submission date of a New Drug Application or NDA, plus the time between the submission date of an ("NDA") and the approval of the drug. Only the earliest patent applicable to an approved drug is eligible for the extension. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension. We expect to apply for patent term extensions where eligible to bolster market exclusivity beyond nominal patent expiration dates.

Manufacturing

Production of Biologic Drug Candidates

        One way in which we believe that we have differentiated ourselves from other stem cell companies through proprietary manufacturing methods that allow for the controlled growth of MSCs to produce up to 10,000 treatments of our biologic drug candidates from a single bone marrow donation. This is in contrast to most other stem cell technologies that are able to make only a single treatment from each donation.

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

        Our manufacturing process begins with the collection of bone marrow aspirate from qualified volunteer donors, 18-30 years of age. Prior to donation, these individuals are screened and tested for a battery of diseases including HIV and hepatitis according to the FDA's donor suitability guidance. We purchase bone marrow aspirate from commercial sources. Since the mesenchymal stem cell is extremely rare, accounting for only one in every 100,000 cells in bone marrow, an initial purification process is required. Upon arrival at our facilities, MSCs are isolated and selectively removed from the bone marrow through a multi-step process. A beneficial feature of our stem cells is that they adhere to the surface of the cell factory and the other remaining cell populations that do not adhere are washed away throughout the process. Our stem cells are then expanded, harvested, packaged and cryopreserved as an in-process intermediate, and we conduct a second battery of quality testing. Each packaged intermediate is further expanded and formulated to produce the final product. Sterility and quality testing completes the process. This well-defined process has allowed for the development of a supply chain where material specifications have been established and vendors have been qualified.

        The final product will be configured to allow for ease of storage, distribution and use in the clinic. We expect the product will be provided in ready-to-use patient dose quantities, shipped from the distribution center on dry ice, and stored in the freezer at the pharmacy.

Production of Osteocel

        In July 2008, we sold our Osteocel business to NuVasive, Inc. and concurrently entered into a Manufacturing Agreement under which we continued to manufacture Osteocel for the exclusive sale to NuVasive through March 2009.

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

Sales, Marketing and Distribution

        We intend to self-commercialize all of our biologic drug candidates in the United States and Canada upon FDA approval through the creation of sales and marketing capabilities in existing and new indications. In addition, under our collaborative agreement with Genzyme Corporation, Genzyme has agreed to provide us with launch support of our biologic drug candidates for a two-year period commencing approximately six months before the anticipated receipt of marketing approval from the FDA. Genzyme has expertise and extensive resources in the successful launch, sales and marketing of cellular therapies. We have also entered into a collaborative arrangement with JCR Pharmaceuticals Co., Ltd. for the distribution of Prochymal for GvHD in Japan following marketing approval.

        Our biologic drug candidates are stored at -140 degrees Celsius. Generally, we do not believe this will pose a significant problem for end-users as most hospitals and medical centers have freezers with these storage capabilities readily available. However, some facilities may not have this type of storage available and this may limit distribution. In an effort to mitigate this, we are performing studies to store the product at higher temperatures.

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

        Our two biologic drug candidates, if approved, would compete with several marketed products and other future biologic drug candidates. For our existing product and each of our clinical-stage biologic drug candidates, the primary competitors include:

  •
  Prochymal.  If approved, Prochymal will likely be the first drug indicated for the treatment of acute GvHD. The competitive landscape in Crohn's disease is more crowded and, if approved, Prochymal will compete with Johnson & Johnson's Remicade®, Abbott's HUMIRA®, Biogen's Tysabri® and UCB's Cimzia®.

  •
  Chondrogen.  If approved, Chondrogen will compete with pain relievers such as acetaminophen, nonsteroidal anti-inflammatory drugs intra-articular injection of corticosteroid or hyaluronic acid. However, none of these have proven disease-modifying, which is one of the goals of the Chondrogen development program.

        We may face competition in the future from other companies that are researching and developing stem cell therapies. We are aware of many companies working in this area, including: Aastrom Biosciences, Advanced Cell Technology, Athersys, Cellerant Therapeutics, Cognate Therapeutics, Cytori Therapeutics, Gamida Cell, Geron, Angioblast, Mesoblast, MultiCell Technologies, Neuronyx, Theradigm, ViaCell and StemCells.

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

  •
  submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before clinical testing in humans can begin;

  •
  obtaining approval of Institutional Review Boards ("IRBs") of research institutions or other clinical sites to introduce the biologic drug candidate into humans in clinical trials;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with the FDA's Good Clinical Practice, ("GCP") requirements;

  •
  compliance with current Good Manufacturing Practices ("cGMP") regulations and standards;

  •
  submission to the FDA of a Biologics License Application, or BLA, or New Drug Application, or NDA, for marketing that includes adequate results of preclinical testing and clinical trials;

  •
  FDA review of the marketing application in order to determine, among other things, whether the product is safe, effective and potent for its intended uses; and

  •
  obtaining FDA approval of the BLA including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

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

        The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act ("PDUFA") and its amendments. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective through September 30, 2008, the user fee for an application requiring clinical data, such as an NDA or BLA, is $1,178,000. PDUFA also imposes an annual product fee for prescription drugs and biologics ($65,030), and an annual establishment fee ($392,700) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication, and if a contract manufacturer is used, the contract manufacturer is responsible for the establishment fee.

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

Privacy Law

        Federal and state laws govern our ability to obtain and, in some cases, to use and disclose data we need to conduct research activities. Through the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") Congress required the Department of Health and Human Services to issue a series of regulations establishing standards for the electronic transmission of certain health information. Among these regulations were standards for the privacy of individually identifiable health information. Most health care providers were required to comply with the Privacy Rule as of April 14, 2003.

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

Employees

        As of December 31, 2009, our headcount was 57 full-time employees. Of this total, 42 were engaged in research and development and clinical trials for our Biologic Drug products and 15 were engaged in administration, facilities and finance. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential or proprietary information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any work stoppages.

Executive Officers of the Registrant

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
C. Randal Mills, Ph.D.	38	President and Chief Executive Officer (since July 2004)	Dr. Mills is also a member of the Board of Directors. Prior to joining Osiris, Dr. Mills was an executive officer of Regeneration Technologies, Inc. (NASDAQ—RTIX). Dr. Mills served in several leadership positions at RTI from its formation in 1998 until 2004, including Vice President of Business Development and Vice President of Operation and R&D, and is credited with several key initiatives, including the development and commercialization of RTI's core technology, BioCleanse®.
Lode Debrabandere, Ph.D.	44	Senior Vice President, Therapeutics (since July 2006)

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

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Michelle LeRoux Williams, Ph.D.	35	Chief Scientific Officer (since May 2007)

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

Philip R. Jacoby, Jr.	57	Chief Financial Officer and Corporate Secretary (since October 2005)

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

        Until fiscal 2009, we incurred losses in each year since our inception, and may incur additional losses over the next several years. As of December 31, 2009, we had an accumulated deficit of $260.3 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

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

The current credit and financial market conditions may exacerbate certain risk affecting our business.

        We rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors, contract clinical trial providers, contact manufacturers and third-party suppliers. Because of the recent tightening of global credit and the volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

If we are not able to recruit and retain qualified management and scientific personnel, we may fail in developing our technologies and biologic drug candidates.

        Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific, management and sales personnel. These members include C. Randal Mills, Ph.D., Michelle L. Williams, Ph.D., Philip R. Jacoby, Jr., and Lode Debrabandere Ph.D. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. We have entered into employment agreements with Dr. Mills and Dr. Debrabandere. The existence of an employment agreement does not, however, guarantee retention of these employees, and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. Except for Dr. Mills and Dr. Debrabandere, none of our employees is employed for a specified term. Competition for personnel is intense. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

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

        In some of the other countries in which we or other entities with which we collaborate, including Genzyme Corporation, may seek to market our products, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct one or more clinical trials that compare the cost effectiveness of our biologic drug candidates or products to other available therapies. Conducting one or more additional clinical trials would be expensive and result in delays in commercialization of our products.

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

Our biologic drug candidates are derived from human bone marrow sources and therefore have the potential for disease transmission.

        The utilization of donated bone marrow creates the potential for transmission of communicable disease, including but not limited to human immunodeficiency virus ("HIV") viral hepatitis, syphilis, Creutzfeldt-Jakob disease, or the human form of "mad cow" disease, and other viral, fungal or bacterial pathogens. Although we are required to comply with federal and state regulations intended to prevent communicable disease transmission, and our suppliers of adult human bone and bone marrow are also required to comply with such regulations in connection with their collection, storage and supply to us:

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

        Under our collaborative arrangement with Genzyme for commercialization of Prochymal and Chondrogen outside the United States, Genzyme agreed to make two up front payments to us totaling $130.0 million, which have been received. In addition, we have the opportunity to earn up to an additional $1.25 billion in milestone payments pursuant to this collaboration. Receipt of these additional milestone payments is conditioned upon the achievement of the applicable development, regulatory and sales milestones, all of which are subject to all of the risks and uncertainties otherwise applicable to our business, including the success of Prochymal and Chondrogen. Genzyme has the right to terminate the collaboration at any time after July 1, 2009. Genzyme also has the right to "opt-out" of further participation with regard to Chondrogen development, whereupon all rights to Chondrogen will revert to us, but our opportunity to earn Chondrogen-related development, regulatory and sales milestones of up to approximately $500.0 million will cease. The success of this collaboration for us will in part be dependent upon Genzyme, including determinations regarding the exercise of its termination and opt-out rights, and its success in obtaining timely regulatory approvals for the marketing of products outside of the United States, and ability to generate sales sufficient to trigger milestone and royalty payments to us.

        Under our collaborative arrangement with Genzyme for the development of effective countermeasures to nuclear terrorism and other radiological emergencies, we were awarded in January 2008 a contract from the U.S. Department of Defense to develop and supply Prochymal for ARS. We are carrying out this contract in partnership with Genzyme, with us contributing Prochymal and our corresponding safety and advocacy database to the effort, and with Genzyme lending its mass product development and large scale commercialization expertise.

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

        In order to produce our biologic drug candidates for use in clinical studies, and to produce any of our biologic drug candidates that may be approved for commercial sale, we require biological media, reagents and other highly specialized materials. This is in addition to the bone marrow aspirate used in the manufacture of our biologic drug candidates. These items must be manufactured and supplied to us in sufficient quantities and in compliance with cGMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these components to cGMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our biologic drug candidates.

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

        The commercial success of our biologic drug candidates will depend in part on general public acceptance of the use of stem cell therapy for the prevention or treatment of human diseases. The use of embryonic stem cells and fetal tissue for research and stem cell therapy has been the subject of substantial national and international debate regarding related ethical, legal and social issues. In the U.S., for example, until March 2009, federal government funding of embryonic stem cell research was limited to specifically identified cell lines and was not otherwise available. We do not use embryonic stem cells or fetal tissue, but the public may not be able to, or may fail to, differentiate our use of adult stem cells from the use by others of embryonic stem cells or fetal tissue. This could result in a negative perception of our company or our products or biologic drug candidates.

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

        In the marketplace, we compete or may eventually compete with other companies and organizations that are marketing or developing therapies for our targeted disease indications, based on traditional pharmaceutical, medical device or other, non-cellular therapy and technologies. These include: Novartis, the manufacturer of Neoral® for the prevention of organ rejection in transplant patients, which would compete with Prochymal for the treatment of GvHD; and Johnson & Johnson, the manufacturer of Remicade®, and Abbott, the manufacturer of Humira®, which would compete with Prochymal for the treatment of Crohn's disease. In addition to those listed above, we have other potential competitors developing a variety of therapeutics.

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

        We face an inherent risk of product liability claims. None of our products have been widely used over an extended period of time, and therefore our safety data are limited. We derive the raw materials for our products from human donor sources, the manufacturing process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims. We will need to increase our insurance coverage if and when we begin commercializing our biologic drug candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

  •
  significant awards against us;

  •
  substantial litigation costs;

  •
  recall of the product;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial participants; or,

  •
  adverse regulatory action.

        Any of these results could have a material adverse effect on our business, financial condition and results of operations.

By completing the sale of our Osteocel business, we sold the assets that produce our only currently commercialized product.

        Pursuant to the asset purchase agreement with NuVasive, Inc., we sold our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel XO. Although we generate revenues from a variety of other sources, including collaborative agreements and a government contract, the Osteocel business that we sold to Nuvasive included our only commercially available product.

Our long term business prospects will depend primarily on the success of our biologic drug candidates business.

        Although we expect to continue to manufacture tissue based surgical biologic products in the future, our biologic drug candidate business will be the primary focus of our business. Our long term business prospects will, therefore, be dependent almost solely on the success of our biologic drug candidate business. This business is based on novel technologies and involves significant risks and challenges in regards to product development and optimization, manufacturing, government regulation, intellectual property, third-party reimbursement and market acceptance, among the other risks disclosed by us.

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

        The claims of our existing U.S. patents and those that may issue in the future, or those licensed to us, may not confer on us significant commercial protection against competing products. Third parties may challenge, narrow, invalidate, design around, or circumvent any patents owned, assigned or licensed to us and those that we may obtain in the future. Our patents on MSC technology, in particular, cover mesenchymal stem cells and the therapeutic uses thereof. Patents with such claims tend to be more vulnerable to challenge by other parties than patents with extremely narrow claims. Also, our pending patent applications may not issue, may issue with substantially narrower claims than currently pending claims, or we may not receive any additional patents. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property.

        Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. For instance, one of our patents related to our MSC technology will expire in 2013 if no extensions are applied for and received. To the extent our biologic drug candidates based on that technology are not commercialized ahead of this date, to the extent we have no other patent protection on such products, or to the extent that regulatory or patent extensions are not granted, those products would not have the robust protection we currently expect to enjoy. The background technologies used in the development of our biologic drug candidates are known in the scientific community, and it is possible to duplicate the methods we use to create our biologic drug candidates.

If certain license agreements are terminated, our market exclusivity could be adversely affected.

        We are a party to various agreements that give us rights to use specified technologies applicable to research, development and commercialization of our product candidates. If these agreements are voided or terminated, our product development, research and commercialization efforts may be altered or delayed. Certain aspects of our technology rely on patented inventions developed using university or other third party resources. The universities or third parties may have certain rights, as defined by law or applicable agreements, in such patents, and may choose to exercise such rights. If we fail to comply with any terms or provisions of these agreements, our rights could be terminated. Currently, we are in compliance with the terms of all agreements, and we do not have any reason to believe that our rights might be terminated.

If we are unable to protect the confidentiality of our proprietary information, trade secrets and know-how, our competitive position would be impaired and our business, financial condition and results of operations could be adversely affected.

        Some aspects of our technology, especially regarding manufacturing processes, are unpatented and maintained by us as trade secrets. In an effort to protect these trade secrets, we require our employees, consultants, collaborators and advisors to execute confidential disclosure agreements before the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

        Our research, development and commercialization activities, including any biologic drug candidates or products resulting from these activities, may infringe or be alleged to infringe patents owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be enjoined from certain activities including a stop or delay in research, development, manufacturing or sales activities related to the product or biologic drug candidate that is the subject of the suit.

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

        There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference and reexamination proceedings declared by the United States Patent and Trademark Office and opposition proceedings before the patent offices for other countries (e.g. the European Patent Office) or similar adversarial proceedings, regarding intellectual property rights with respect to our products and technology. For example, a patent that was granted to us in Europe for human mesenchymal stem cells in the cardiac context was opposed in the European Patent Office by two different companies. In 2008 we prevailed in an opposition before the European Patent Office against one patent related to the cardiac indications of Prochymal. Though we were successful in that particular case, the outcome of any future patent controversies is uncertain. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and, as a result, on our business, financial condition and results of operations. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the use of such intellectual property.

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

        Furthermore, though we would see protective orders where appropriate, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

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

  •
  negative or inconclusive results or adverse side effects during a clinical trial could cause us to delay or terminate development efforts for a biologic drug candidate; or,

  •
  commercialization may be delayed if the FDA requires us to expand the size and scope of the clinical trials.

        If marketing approval for our biologic drug candidates is delayed, limited or denied, our ability to market products, and our ability to generate product sales, would be adversely affected.

Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

        Even if approved for commercial sale, it is likely that Prochymal will receive conditional approval by the FDA, and we will be required to conduct Phase IV clinical trials to obtain full approval. Even if we obtain full approval of a product, that approval is subject to limitations on the indicated uses for which we can market it. After granting marketing approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay marketing approval of our products.

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

        Our ability to successfully pursue and perform under development and purchase agreements with United States and Allied governmental agencies for countermeasures to nuclear terrorism and other radiological emergencies, including the contract awarded to us by the DoD for the development and stockpiling of Prochymal for the treatment of ARS, depends upon continued federal government expenditures on defense, emergency preparedness and other programs. These expenditures will likely fluctuate over time. While spending authorizations for defense and emergency preparedness related programs by the government have increased in recent years, and in particular after the 2001 terrorist attacks, future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to program areas inapplicable to us. Our business, prospects, financial condition and/or operating results could be materially harmed by budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and by changes in fiscal policies or available funding, or by changes in federal government programs or requirements or delays in government appropriations process. In addition, our business, prospects, financial condition and/or operating results could be materially harmed if we are suspended or disbarred from contracting with the federal government or a significant governmental agency, or our reputation or relationship with governmental entities is impaired, or the government otherwise declines to do business with us, or significantly decreases the amount of business it is willing to do with us.

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

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 55% of our outstanding common stock as of December 31, 2009. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

        Peter Friedli, our Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 44% of our outstanding common stock as of December 31, 2009. Accordingly, Mr. Friedli currently has, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval.

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

ITEM 1B.    Unresolved Staff Comments.

        Not Applicable.

ITEM 2.    Properties.

        Our corporate headquarters are located in Columbia, Maryland, where we lease approximately 61,000 square feet, currently at a rent of approximately $1.0 million per annum. This lease expires in July 2016, and includes options to extend the term of the lease for two additional five year periods. Previously, we had also leased approximately 126,000 square feet in Baltimore, Maryland where we housed our manufacturing operations. As planned, we vacated those facilities and consolidated our operations in our Columbia, Maryland location.

ITEM 3.    Legal Proceedings.

        From time to time in the ordinary course of business, we are subject to claims, asserted or unasserted, or named as a party to lawsuits, arbitrations, or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

ITEM 4.    Removed and Reserved.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the NASDAQ Global Market under the symbol "OSIR." The following table lists the high and low sale prices per share for our common stock based on the closing sales prices as reported on the NASDAQ Global Market for the periods indicated.

	2009		2008
	High	Low	High	Low
Quarter Ended
March 31	$21.01	12.62	$15.60	$10.01
June 30	14.59	11.60	14.30	11.50
September 30	15.20	6.46	20.20	12.10
December 31	7.53	5.35	21.65	10.80

Stockholders

        As of March 1, 2010, there were approximately 206 stockholders of record of our common stock and, according to our estimates, approximately 5,044 beneficial owners of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

        There were no issuances of unregistered securities during fiscal 2009.

Issuer Purchase of Equity Securities and Use of Proceeds

        There were no repurchases by us of our securities during fiscal 2009 or 2008.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated herein by reference to the information contained in the Company's Proxy Statement for the 2010 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

ITEM 6.    Selected Financial Data.

        We derived the selected financial data presented below for the periods or dates indicated from our financial statements. Our financial statements for these periods were audited by an independent registered public accounting firm. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These historical results are not necessarily indicative of results that may be expected for future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenue from collaborative research agreements, government contracts, and royalties	$44,533	$10,044	$2,048	$1,181	$3,013
Operating expenses:
Research and development	63,266	69,897	47,140	37,590	16,508
General and administrative and other expenses	8,807	8,586	6,071	8,459	2,294

Total operating expenses	72,073	78,483	53,211	46,049	18,802

Loss from operations	(27,540)	(68,439)	(51,163)	(44,868)	(15,789)
Other income (expense), net	1,277	(978)	(6,695)	(4,685)	(4,300)

Loss from continuing operations, before income taxes	(26,263)	(69,417)	(57,858)	(49,553)	(20,089)
Income tax benefit	2,699	—	—	—	—

Loss from continuing operations	(23,564)	(69,417)	(57,858)	(49,553)	(20,089)
Income from discontinued operations, net of income taxes	38,136	35,925	3,937	4,594	94

Net income (loss)	$14,572	$(33,492)	$(53,921)	$(44,959)	$(19,995)

Basic and diluted loss per share from continuing operations	$(0.72)	$(2.18)	$(2.03)	$(2.97)	$(2.23)

Basic and diluted net income (loss) per share	$0.45	$(1.05)	$(1.89)	$(2.70)	$(2.23)

Weighted average shares of common stock used in computing basic and diluted net loss per share	32,742	31,895	28,489	16,663	8,959

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and investments available for sale	$100,715	$62,238	$18,164	$39,181	$43,471
Working capital(1)	52,362	70,599	7,247	33,166	38,103
Total assets	107,596	137,467	37,041	49,168	51,014
Notes payable, less current portion	—	—	1,200	25,000	47,411
Mandatorily redeemable convertible preferred stock	—	—	—	—	64,267
Convertible preferred stock	—	—	—	—	32,746
Accumulated deficit	(260,344)	(274,916)	(241,424)	(187,503)	(142,544)
Total stockholders' equity (deficit)	12,560	(5,020)	14,336	11,287	(73,662)

(1)
Working capital is computed as the excess of current assets over current liabilities.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Risk Factors" included as Item 1A in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements included in this Annual Report on Form 10-K under Item 1 at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

        The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2009 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "—Item 8. Financial Statements and Supplementary Data."

Business Overview

        We are a leading stem cell therapeutic company focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic and cardiovascular areas. Our biologic drug candidates utilize mesenchymal stem cells, or MSCs. We launched the only commercially available stem cell product in 2005, and sold that product line to NuVasive Inc. in 2008 for $85.0 million.

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

        In April 2008, we committed to a plan to sell our assets related to Osteocel, a product that we have produced and marketed since July 2005, for regenerating bone in orthopedic indications. On May 8, 2008, we entered into an agreement to sell our entire Osteocel and Osteocel XO product line to NuVasive, Inc. The first of two scheduled closings in connection with this transaction, the "technology assets closing", occurred on July 24, 2008, at which time we received an initial payment of $35.0 million. The second and final closing, the "manufacturing assets closing," occurred on April 9, 2009. As of December 31, 2009, we have received the full $85.0 million proceeds from the sale of our Osteocel business. As a result, all of the activities related to our Osteocel product line have been reported as "discontinued operations" in the accompanying financial statements.

Financial Operations Overview

Revenue

        In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen that provides for non-contingent, non-refundable up front payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $40.0 million of revenue in fiscal 2009 and $6.7 million of revenue in fiscal 2008 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations, will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

        In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In the first quarter of 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD will provide funding to us, and if we are successful in obtaining FDA approval for acute radiation syndrome, the contract provides for the additional purchase of up to 20,000 doses of Prochymal, at $10,000 per dose. We recognized $2.9 million in revenue under the terms of this contract in fiscal 2009 and $2.5 million in revenue under the terms of this contract in fiscal 2008.

        In prior years, we have entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. We received $1.5 million in milestone payment from JDRF in fiscal 2009 and recognized $1.2 million in revenue, and we received $2.0 million in milestone payments from JDRF in 2008 and recognized $0.6 million in revenue during 2008 under this agreement.

        In 2003, we entered into an agreement with a foreign pharmaceutical company granting it exclusive rights to Prochymal for the treatment of GvHD in Japan. We recognized $0.5 million of revenue during 2007 related to this agreement.

        Also in 2003 we entered into an agreement with a major pharmaceutical company relating to the development of our cardiac biologic drug candidate, and we received a $5.0 million fee for licensing the use of our technology. This agreement was terminated in 2007 and as a result we regained the worldwide rights to Prochymal for cardiac indications. We recognized $1.4 million in license fee revenue in 2007 related to this agreement.

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

        Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception through December 31, 2009, we incurred aggregate research and development costs of approximately $367 million.

        We expect our research and development expenses to continue to be significant in the future, as we continue our clinical trial activity for our existing biologic drug candidates as they advance through the development cycle and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Other Income (Expense), Net

        Investment income consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases and other debt financings. We pay interest on our promissory notes, capital leases and convertible long-term debt. We do not expect to incur material interest expense in the future as we have extinguished all of our outstanding debt as of December 31, 2008, and have invested the excess in investments available for sale.

Income Taxes

        We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $65.3 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. In fiscal 2009, we recorded a provision for income taxes to recognize the U.S. Federal alternative minimum tax on our taxable income.

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

Revenue Recognition

        We generate revenues from collaborative agreements, research licenses, and a government contract. We evaluate revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items, and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corp. ("Genzyme") for the development and commercialization of Prochymal and Chondrogen. Under this agreement, Genzyme agreed to pay to us non-contingent, non-refundable cash payments totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $40.0 million and $6.7 million of revenue in the years ended December 31, 2009 and 2008, respectively, related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $43.3 million of long term deferred revenue as of December 31, 2009. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

        In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $3.0 million and $2.5 million in revenue from the DoD contract during 2009 and 2008, respectively.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. We have received $3.5 million of the contingent milestones to date, and expect to receive the remaining $0.5 million in 2010. We began amortizing the each payment as it was received, resulting in $1.2 million and $0.6 million of revenue during 2009 and 2008, respectively under the agreement with JDRF. The remainder of the payments received under this agreement has been recorded as $0.8 million of current deferred revenue and $0.8 million of long term deferred revenue as of December 31, 2009.

        In July 2005, we launched our first commercial product, Osteocel. Revenues on Osteocel sales were recognized when legal title to the product passed to the customer. In July 2008, we entered into an Asset Purchase Agreement to sell our Osteocel business to NuVasive, Inc. and during 2008 and 2009, received $85.0 million in sales proceeds. Osteocel operations are accounted for as discontinued operations in the accompanying financial statements, and the prior period financial statements have been restated for comparative purposes.

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

Accounts Receivable

        Accounts receivable are reported at their net realizable value. As of December 31, 2009 and 2008, there was no allowance for doubtful accounts related to accounts receivable from continuing operations, as we believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized.

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. There were no impairment losses recognized during the years 2009, 2008 or 2007.

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

Comprehensive Income

        We disclose comprehensive income and its components in our statements of stockholders' equity (deficit). Comprehensive income is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss).

Recent Accounting Guidance Not Yet Adopted at December 31, 2009

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures of variable interests. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance January 1, 2010, and since we are not involved with any variable interest entities, we do not expect the adoption to have a material impact on our financial statements.

        In September 2009, ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") was issued and will change the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2009-13 on our financial statements will depend on the nature and terms of revenue arrangements that we enter into or materially modify after the adoption date. However, based on our current customer arrangements, we do not believe the adoption of this ASU will have a material impact on our financial statements.

        In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We believe the adoption of this amendment will not have a material effect on our financial position or results of operations.

Results of Operations

Year ended December 31, 2009 compared to December 31, 2008

Revenue

        Total revenues increased to $44.5 million for the fiscal year ended December 31, 2009 from $10.0 million in fiscal 2008. In fiscal 2009, we recognized $40.0 million in revenue from the Genzyme Collaboration Agreement, $3.0 million from our contract with DoD and $1.2 million from the JDRF agreement. Revenues in 2008 included $6.7 million from the Genzyme agreement, $2.5 million from the DoD contract and $600,000 from the JDRF agreement.

Research and Development Expenses

        Research and Development expenses were $63.3 million in fiscal 2009 compared to $69.9 million in the prior year. In the second half of fiscal 2009, we completed substantially all the patient treatment in our Phase III GvHD trials and began to experience reductions in our R&D expenses. R&D expenses will continue to be substantial as we treat patients in our Phase II cardiac trial and complete our Biologics License Application for submission to the FDA for the market approval of Prochymal.

General and Administrative Expenses

        General and administrative expenses were $8.8 million in fiscal 2009 compared to $8.6 million in the prior year. Share-based payments included in G&A were $1.5 million in fiscal 2009 compared to $1.0 million in the prior year.

Board Compensation

        We pay fees to members of our Board of Directors through awards of our common stock and/or a combination of stock and cash. In 2009, we issued 25,000 shares of common stock for services on the Board and valued these shares at the then current closing price of our stock on the NASDAQ Global Market, resulting in a $0.4 million charge.

Other Income (Expense), Net

        Other income (expense) primarily consists of investment income, which is made up of interest paid to us on our investments available for sale and the realized gains and losses recognized upon sale, net of interest expense. In fiscal 2009, we recognized investment income of $1.3 million, which included $900,000 of gains realized upon the sale of shares of NuVasive, Inc. common stock that was paid to us in connection with the sale of our Osteocel business. In fiscal 2008, we recognized $416,000 of investment income. We incurred $8,000 of interest expense on our capital equipment leases during fiscal 2009 compared to $1.4 million in interest expense in fiscal 2008, including $508,000 paid to related parties, on debt that was retired during fiscal 2008.

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

Board Compensation

        In 2008, we issued 21,500 shares of common stock for services on the Board and valued these shares at the then current closing price of our stock on the NASDAQ Global Market, resulting in a $0.3 million charge.

Other Income (Expense), Net

        Other Income expense, net was $1.0 million for the twelve months ended December 31, 2008 compared to $6.7 million in the prior year. Interest expense decreased significantly in 2008 due to a reduced amount of debt outstanding throughout the year. We did not have any debt outstanding as of December 31, 2008. Interest expense in 2007 also includes a non-cash charge of $4.8 million resulting from the induced conversion of $18.8 million of our convertible promissory notes into common stock and $0.3 million of previously deferred debt financing fees.

Liquidity and Capital Resources

Liquidity

        At December 31, 2009, we had $1.3 million in cash and $99.4 million in investments available for sale. In addition, we did not have any outstanding debt at any time during fiscal 2009, or at year end.

        During the fiscal year ended December 31, 2008, we generated cash from operating activities for the first time since our inception, as a result of the $75.0 million portion of the up front fees received under the Collaboration Agreement with Genzyme. We generated a further $55.0 million of cash in up front fees during fiscal 2009. We used a portion of these proceeds to completely extinguish our debt during 2008, and have since consistently made purchases of investments available for sale with our excess cash. Although there can be no assurances, we believe that we have sufficient liquidity on hand as of December 31, 2009 to fund our operations through the commercialization of our first biological drug candidate. Prior to 2008, we had historically financed our research and development activities through cash flows provided by financing activities.

Cash Flow

        The following table sets forth a summary of our cash flows for each of our three most recently completed fiscal years:

	Years Ended December 31,
	2009	2008	2007
	(amounts in thousands)
Net cash (used in) provided by operating activities	$(12,113)	$10,222	$(46,518)
Net cash provided by (used in) investing activities	12,447	(13,068)	16,305
Net cash provided by financing activities	32	3,082	30,203

        We had a net use of cash by our operating activities during fiscal 2009, primarily as the result of our receiving an aggregate of $40.0 million from the sale of our Osteocel asset group through the delivery of shares of NuVasive common stock, as provided for under the Asset Purchase Agreement. Comprising this amount, payments of $12.5 million were made to us on June 30, 2009 and September 30, 2009, and a payment of $15.0 million was made to us in October 2009, all through the delivery of shares of NuVasive common stock having equivalent value. Cumulatively, we received 1,001,422 shares of NuVasive common stock, of which we had sold 986,122 for total cash proceeds of approximately $40.3 million, as of December 31, 2009. We sold the remaining shares of NuVasive common stock in February 2010 and realized approximately $598,000 of additional proceeds. The cash proceeds from these shares are reported as cash generated by our financing activities. Had these payments been received in cash instead of shares of stock to be subsequently sold, the cash flow would have been reported as cash provided by operating activities, resulting in net cash provided by operating activities during 2009.

        Net cash used in operating activities was $12.1 million for the twelve months ended December 31, 2009. During that period, our continuing operations used $5.5 million of cash, primarily reflecting our loss from continuing operations and cash used to fund operating assets, which was partially offset by the $55.0 million installment of up front payments received from Genzyme on July 1, 2009. Net cash used by discontinued operations was $6.6 million for the year ended December 31, 2009, which was the result of $40.0 million of the payments for the sale of our Osteocel line of business being received in shares of stock as discussed above. Net cash provided by operating activities was $10.2 million for the twelve months ended December 31, 2008. During that period, our continuing operations used $2.7 million of cash, primarily reflecting our loss from continuing operations partially offset by the $75.0 million installment of up front payments received from Genzyme, and net cash provided by discontinued operations was $13.0 million due primarily to the cash portion of the income from discontinued operations.

        Net cash provided by investing activities was $12.4 million for the twelve months ended December 31, 2009, all of which was attributable to our continuing operations. During that period, we generated $9.7 million of cash from the sale of our Osteocel asset group and had $54.2 million of proceeds from the sale of investments available for sale, primarily representing the sale of the NuVasive shares of common stock we received as partial payment for the Osteocel line of business, as described above. These cash inflows were partially offset by $50.2 million of purchases of investments available for sale with our excess cash on hand during the year. Net cash used in investing activities was $13.1 million for the twelve months ended December 31, 2008. During that period, the investing activities of our continuing operations used $10.3 million of cash, utilizing our excess cash resources to make net purchases of investments available for sale, which was partially offset by the net proceeds from the sale of the Osteocel business. Investing activities of discontinued operations used $2.8 million of cash for the purchases property and equipment during the period.

        Net cash provided by financing activities was insignificant for the twelve months ended December 31, 2009, as we had no debt outstanding at any time during the year. The cash that we received from the exercise of options to purchase shares of our common stock was offset by an increase in restricted cash to support an increased letter of credit for the direct lease of our office facilities that we assumed during the year. Net cash provided by financing activities was $3.1 million for the twelve months ended December 31, 2008, all representing net proceeds realized on the issuance and subsequent redemption of convertible and short-term notes during the period.

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

  •
  the timing and achievement of contingent milestone payments under the Genzyme collaboration agreement;

  •
  the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities; and

  •
  the costs of enlarging our work force consistent with expanding our business and operations and status as a public company.

        We did not have any outstanding debt at any time during 2009. As a result of our financial position and forecasts as of December 31, 2009, we believe that we have sufficient liquidity on hand as of that date to fund our operations through the initial commercialization of our biological drug candidate.

Off-Balance Sheet Arrangements.

        We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

        The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations at December 31, 2009. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of item under accounting principles generally accepted in the United States and certain assumptions. Future events could cause actual payments to differ from these amounts.

	Payment Due by Fiscal Year
Contractual Obligations	Total	Less Than 1-Year	Years 1-3	Years 4-5	More Than 5-Years
	(amounts in thousands)
Operating lease—facilities	$7,349	$1,056	2,191	$2,302	$1,800
Contract Research Organizations	15,636	8,610	7,026	—	—
Capital leases—equipment	3	3	—	—	—

Total contractual cash obligations	$22,988	$9,669	$9,217	$2,302	$1,800

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

        We pay fees directly to the CROs for their professional services, which may be payable upon specified trial milestones or as they provide services, depending on the structure of the contract. We are also responsible for reimbursing the CROs for certain pass-through expenses they incur in administering the trial. The timing of our payments to the CROs is dependent upon the progress of the various trials, which is highly variable dependent upon the speed with which the CROs are able to enroll patients and testing sites. As such, we are unable to specifically predict the timing of future payments to CROs.

        As of December 31, 2009, we had active contracts with CROs related to four on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $29.6 million, of which we had incurred approximately $14.0 million as of that date. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2009, we currently expect to make payments to the CROs through 2012 as detailed above.

        Clinical Manufacturing Services Agreement.    We have contracted for lot screening services for the isolation, growth, and differentiation of the MSCs to be used in our biological drug candidates. Due to the long production cycle for MSCs, we are obligated to provide a twelve month future forecast production plan, under which the counterparty will produce our required MSC doses for a fixed price per dose. The term of the agreement is five years, provided that we continue to provide a forecast production plan. We have the right to terminate the contract with thirty days written notice. In the event we terminate the contract, we are obligated for any in-process production as of the termination date that has been initiated according to our production forecast. Accordingly, our minimum contractual commitment under this contract is limited to in-process production at any given time. Our obligation would not extend for a period longer than twelve months, the maximum outlook of the production forecast. Based on our current forecast production plan, we do not have a future minimum contractual commitment under this contract.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased the amount of an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the facility. This letter of credit remained outstanding as of December 31, 2009, and is fully collateralized by restricted cash.

        As of December 31, 2008, NuVasive had agreed to assume the lease to our Columbia, Maryland facility concurrent with the manufacturing asset closing under the Asset Purchase Agreement, which was to occur during 2009. As previously discussed, the Asset Purchase Agreement was amended during the first quarter of 2009 such that we relieved NuVasive of its obligation to assume the lease for our Columbia, Maryland facility. Accordingly, we have retained all of the privileges and obligations under this contract.

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

  Foreign Current Exchange Rate Risk

        We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three years ended December 31, 2009, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

  Derivative Instruments

        We do not enter into hedging or derivative instrument arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OSIRIS THERAPEUTICS, INC.

FINANCIAL STATEMENTS

INDEX

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our financial statements, including estimates and judgments. The financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The financial statements for fiscal 2009 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein. The financial statements for fiscal 2008 and 2007 have been audited by Stegman & Company, an independent registered public accounting firm, as stated in their report, which is included herein.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of such controls in future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31 ,2009. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

        Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Public Accounting Firm in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Osiris Therapeutics, Inc.

        We have audited the accompanying balance sheet of Osiris Therapeutics, Inc. (a Delaware corporation) as of December 31, 2009, and the related statements of operations, stockholders' equity, and cash flows for year then ended. We also have audited Osiris Therapeutic, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Osiris Therapeutic, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Osiris Therapeutic, Inc.'s internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Osiris Therapeutic, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Osiris Therapeutics, Inc.
Columbia, Maryland

        We have audited the accompanying balance sheet of Osiris Therapeutics, Inc. as of December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008. Osiris Therapeutics, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ STEGMAN & COMPANY

Baltimore, Maryland
March 14, 2009

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$1,306	$940
Investments available for sale	99,409	61,298
Accounts receivable	1,138	61,287
Prepaid expenses and other current assets	948	2,060
Current assets of discontinued operations	—	3,223

Total current assets	102,801	128,808
Property and equipment, net	3,734	394
Restricted cash	666	130
Other assets	395	615
Long-term assets of discontinued operations	—	7,520

Total assets	$107,596	$137,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$9,013	$10,513
Deferred revenue, current portion	41,011	40,471
Capital lease obligations, current portion	3	6
Current liabilities of discontinued operations	412	7,219

Total current liabilities	50,439	58,209
Deferred revenue, net of current portion	44,173	84,275
Other long-term liabilities	424	3

Total liabilities	95,036	142,487

Stockholders' equity (deficit):
Common stock, $.001 par value, 90,000 shares authorized, 32,773 and 32,676 shares outstanding in 2009 and 2008	33	33
Additional paid-in-capital	272,959	269,830
Accumulated other comprehensive income (loss)	(88)	33
Accumulated deficit	(260,344)	(274,916)

Total stockholders' equity (deficit)	12,560	(5,020)

Total liabilities and stockholders' equity (deficit)	$107,596	$137,467

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenue from collaborative research agreements, government contract, and royalties	$44,533	$10,044	$2,048
Operating expenses:
Research and development	63,266	69,897	47,140
General and administrative	8,312	8,328	5,953
Fees paid to related parties	95	—	—
Share based payments to related parties	400	258	118

Total operating expenses	72,073	78,483	53,211

Loss from operations	(27,540)	(68,439)	(51,163)
Other income (expense):
Investment income	1,285	416	1,321
Interest paid to related parties	—	(508)	—
Interest expense	(8)	(886)	(8,016)

Total other income (expense), net	1,277	(978)	(6,695)
Loss from continuing operations, before income taxes	(26,263)	(69,417)	(57,858)
Income tax benefit	2,699	—	—

Loss from continuing operations	(23,564)	(69,417)	(57,858)
Discontinued operations:
Income from discontinued operations, net of income taxes of $120 in 2009	1,084	5,525	3,937
Gain from sale of discontinued operations, net of income taxes of $4,121 in 2009	37,052	30,400	—

Income from discontinued operations	38,136	35,925	3,937

Net income (loss)	$14,572	$(33,492)	$(53,921)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.72)	$(2.18)	$(2.03)
Income from discontinued operations	1.16	1.13	0.14

Net income (loss)	$0.45	$(1.05)	$(1.89)

Weighted average number of common shares outstanding (basic and diluted)	32,742	31,895	28,489

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands, except for share data)

	Common Stock					Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount
Balance at January 1, 2007	27,321,319	27	198,763	—	(187,503)	11,287
Exercise of options to purchase common stock ($0.40-$6.84 per share)	141,312	—	60	—	—	60
Share-based payment—director services ($23.62 per share)	12,500	—	295	—	—	295
Issuance of common stock in private placements to overseas investors ($11.38-$12.37 per share)	2,707,469	3	31,698	—	—	31,701
Induced conversion of convertible notes payable into common stock ($13.00 per share)	1,465,837	2	23,867	—	—	23,869
Share-based payment—employee compensation	—	—	1,045	—	—	1,045
Net loss	—	—	—	—	(53,921)	(53,921)

Balance at December 31, 2007	31,648,437	32	255,728	—	(241,424)	14,336
Exercise of options to purchase common stock ($0.40-$12.50 per share)	66,545	—	289	—	—	289
Share-based payment—director services ($12.01 per share)	21,500	—	258	—	—	258
Conversion of convertible notes payable into common stock ($12.04-$13.18 per share)	851,914	1	10,499	—	—	10,500
Induced conversion of convertible notes payable into common stock ($14.00 per share)	87,524	—	1,500	—	—	1,500
Share-based payment—employee compensation	—	—	1,556	—	—	1,556
Comprehensive loss:
Net loss	—	—	—	—	(33,492)	(33,492)
Unrealized gain on investments available for sale	—	—	—	33	—	33

Total comprehensive loss	—	—	—	—	—	(33,459)

Balance at December 31, 2008	32,675,920	$33	$269,830	$33	$(274,916)	$(5,020)
Exercise of options to purchase common stock ($0.40-$13.33 per share)	75,911	—	575	—	—	575
Share-based payment—director services ($18.60 per share)	21,500	—	400	—	—	400
Share-based payment—employee compensation	—	—	2,154	—	—	2,154
Comprehensive income:
Net income	—	—	—	—	14,572	14,572
Unrealized loss on investments available for sale	—	—	—	(121)	—	(121)

Total comprehensive income	—	—	—	—	—	14,451

Balance at December 31, 2009	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Continuing Operations
Loss from continuing operations	$(23,564)	$(69,417)	$(57,858)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations
Depreciation and amortization	665	1,633	1,928
Non cash share-based payments	2,456	1,627	1,271
Non cash interest expense	—	130	6,881
Changes in operating assets and liabilities:
Accounts receivable	55,149	(60,738)	(422)
Prepaid expenses and other current assets	1,112	(477)	(618)
Other assets	220	784	(663)
Accounts payable and accrued expenses	(1,950)	(1,022)	4,588
Deferred revenue	(39,562)	124,746	(1,349)
Long-term interest and other liabilities	—	—	(1,120)

Net cash used in continuing operations	(5,474)	(2,734)	(47,362)

Discontinued Operations
Income from discontinued operations	38,136	35,925	3,937
Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
Non cash impact of the sale of discontinued operations	(44,788)	(30,400)	—
Depreciation & amortization	210	562	105
Provision for bad debts	45	29	—
Non cash share-based payments	98	187	69
Changes in operating assets and liabilities
Accounts receivable	1,516	2,779	(2,855)
Inventory and other current assets	1,707	1,821	(2,228)
Accounts payable and accrued expenses	(3,563)	2,053	1,816

Net cash (used in) provided by discontinued operations	(6,639)	12,956	844

Net cash (used in) provided by operating activities	(12,113)	10,222	(46,518)

Cash flows from investing activities :
Investing activities of continuing operations:
Purchases of property and equipment	(304)	(166)	(798)
Proceeds from the sale of property and equipment	17	104	—
Proceeds from sale of discontinued operations, net	9,736	33,607	—
Proceeds from sale of investments available for sale	54,185	16,195	50,900
Purchases of investments available for sale	(51,187)	(60,000)	(29,893)

Net cash provided by (used in) investing activities of continuing operations	12,447	(10,260)	20,209

Investing activities of discontinued operations
Purchases of property and equipment of discontinued operations	—	(2,808)	(3,904)

Net cash used in discontinued operations	—	(2,808)	(3,904)

Net cash provided by (used in) investing activities	12,447	(13,068)	16,305

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(7)	(14,357)	(1,115)
Restricted cash	(536)	150	17
Proceeds from convertible and short-term notes payable	—	17,000	—
Proceeds from the issuance of preferred and common stock, net	575	289	31,701
Payment of debt financing fees	—	—	(400)

Net cash provided by financing activities	32	3,082	30,203

Net increase (decrease) in cash and cash equivalents	366	236	(10)
Cash and cash equivalents at beginning of period	940	704	714

Cash and cash equivalents at end of period	1,306	940	704

Supplemental disclosure of cash flows information:
Cash paid for interest	$8	$1,264	$1,450
Supplemental schedule of non cash investing and financing activities:
Conversion of notes payable to common stock	—	11,700	18,800
Conversion of accrued interest into common stock	—	300	5,069
Transfer of fixed assets from discontinued operations	3,581	—	—

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business and Significant Accounting Policies

Description of Business

        Osiris Therapeutics, Inc. ("we," "our," or the "Company") is a Delaware corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992. We are a leading stem cell therapeutic company focused on developing and marketing products to treat medical conditions in the inflammatory, orthopedic, and cardiovascular areas. Our biologic drug candidates utilize adult human mesenchymal stem cells, ("MSCs"), which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Our operations consist primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace. We have several research collaboration agreements and a government contract for additional product development.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. We believe that the most significant estimates that affect the accompanying financial statements are those that relate to the progress and timing of our clinical trials, inventory valuation, deferred tax assets, and share-based compensation.

Investments Available for Sale and Other Comprehensive Income

        Investments available for sale consist primarily of marketable securities with maturities varying between three months and one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as investment income

        Investments available for sale are evaluated periodically to determine whether a decline in their value is "other than temporary." Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Restricted Cash

        We periodically are required under the terms of various agreements to provide letters of credit which are collaterialized by cash deposits. The majority of the restricted cash balance relates to a letter of credit that we caused to be issued in lieu of a security deposit under the operating lease for our Columbia, Maryland facility.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business and Significant Accounting Policies (Continued)

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We consider receivables outstanding more than 45-days to be past due. As of December 31, 2009 and 2008, there was no allowance for doubtful accounts related to accounts receivable from continuing operations, as we believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized.

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

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the years 2009, 2008 or 2007.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business and Significant Accounting Policies (Continued)

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corp. ("Genzyme") for the development and commercialization of Prochymal and Chondrogen. Under this agreement, Genzyme agreed to pay to us non-contingent, non-refundable cash payments totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $40.0 million and $6.7 million of revenue in the years ended December 31, 2009 and 2008, respectively, related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $43.3 million of long term deferred revenue as of December 31, 2009. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

        In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $3.0 million and $2.5 million in revenue from the DoD contract during 2009 and 2008, respectively.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. We have received $3.5 million of the contingent milestones to date, and expect to receive the remaining $0.5 million in 2010. We began

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business and Significant Accounting Policies (Continued)

amortizing the each payment as it was received, resulting in $1.2 million and $0.6 million of revenue during 2009 and 2008, respectively under the agreement with JDRF. The remainder of the payments received under this agreement has been recorded as $0.8 million of current deferred revenue and $0.8 million of long term deferred revenue as of December 31, 2009.

        We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue on these sales as the sales are made. Revenues include $0.3 million of royalty revenue during 2009 and $0.2 million of royalty revenue during each of the years 2008 and 2007.

Research and Development Costs

        We expense internal and external research and development ("R&D") costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

Income Taxes

        Deferred tax liabilities and assets are recognized for the estimated future tax consequences of temporary differences, income tax credits and net operating loss carry-forwards. Temporary differences are primarily the result of the differences between the tax bases of assets and liabilities and their financial reporting values. Deferred tax liabilities and assets are measured by applying the enacted statutory tax rates applicable to the future years in which deferred tax liabilities or assets are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities. For all periods presented, valuation allowances have been provided for the full amount of net deferred tax assets.

        On January 1, 2007, we adopted a new financial pronouncement that gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2009 and 2008, we had no accruals for interest or penalties related to income tax matters.

Income (Loss) per Common Share

        Basic income (loss) per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share refers to the adjustment to basic income (loss) per share for the potentially dilutive effects of shares issuable under stock option plans and the conversion of preferred stock and convertible debt using the treasury stock method. We did not have any preferred stock or convertible debt outstanding as of either December 31, 2009 or 2008. Diluted income (loss) per common share excludes 1,000,762, 1,211,177, and 880,410 options for the years ended December 31, 2009, 2008, and 2007, respectively as

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business and Significant Accounting Policies (Continued)

their effect is anti-dilutive. Similarly, the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, discussed in Note 8 below, has also been excluded from the calculation for all periods presented as the effect is anti-dilutive. As a result of the anti-dilutive nature of the options and outstanding warrants, basic and diluted income (loss) per share are identical.

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

Comprehensive Income

        We disclose comprehensive income and its components in our statements of stockholders' equity (deficit). Comprehensive income is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss).

Concentration of Risk

        We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of three months or less.

        We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Accounts receivable in the accompanying balance sheets consists primarily of amounts due from four contract counterparties. We expect all of our receivables to be fully collected. Receivables from distributors of the Osteocel product line have been classified as a portion of current assets of discontinued operations.

Recent Accounting Guidance Not Yet Adopted at December 31, 2009

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures of variable interests. This guidance is effective for fiscal years beginning after November 15, 2009. We adopted this guidance as of January 1, 2010, and since we are not involved with any variable interest entities, we do not expect the adoption to have a material impact on our financial statements.

        In September 2009, ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") was issued and will change the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. Description of Business and Significant Accounting Policies (Continued)

as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2009-13 on our financial statements will depend on the nature and terms of revenue arrangements that we enter into or materially modify after the adoption date. However, based on our current customer arrangements, we do not believe the adoption of this ASU will have a material impact on our financial statements.

        In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends Topic 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirements to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We believe the adoption of this amendment will not have a material effect on our financial position or results of operations.

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

        Collaboration Agreement with Genzyme Corporation.    On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we will retain the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted the exclusive right and license to commercialize Prochymal and Chondrogen in all other countries (the "Genzyme Territory"), except with respect to Prochymal for Graft vs. Host Disease ("GvHD") in Japan, which has previously been licensed to another pharmaceutical company. Genzyme has the right to "opt-out" of any further Chondrogen development following receipt of the results of the planned Phase II/III clinical trial for Chondrogen. If Genzyme opts-out, all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen. In the event that Genzyme does not opt-out but instead participates in the future development efforts for Chondrogen, Genzyme would be entitled to retain rights and licenses to our intellectual property related to Chondrogen in all countries outside the United States and Canada.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Collaboration Agreements and Government Contract (Continued)

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Collaboration Agreements and Government Contract (Continued)

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

        Juvenile Diabetes Research Foundation Agreement.    In 2007, we entered into a collaborative agreement with the JDRF which provides funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding. We initiated a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes in the fourth quarter of 2007, and earned $2.0 million of the contingent milestones during 2008 and $1.5 million in 2009. We expect to earn the remaining $0.5 million contingent milestone in 2010. Consistent with our revenue recognition policies for such contingent milestones, we began amortizing each milestone payment as it was received and will continue to amortize the payments over the remaining term of our obligations under the agreement. Future milestone payments received will be similarly amortized over the term of our obligations beginning upon their receipt.

        JCR Pharmaceuticals Agreement.    In 2003, we entered into a strategic alliance with JCR Pharmaceuticals Co. Ltd. ("JCR"). Under the JCR agreement, we have granted to JCR the exclusive right in Japan to use our technology in conjunction with the treatment of hematologic malignancies using hematopoietic stem cell transplants. The JCR agreement entitles us to a licensing fee and to royalties on any resulting revenue. Upon commencement of the agreement, JCR purchased 545,454

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

2. Collaboration Agreements and Government Contract (Continued)

shares of our Series B Convertible Preferred Stock for $3.0 million. These shares were converted into 136,363 shares of our common stock concurrent with our initial public offering in August 2006. They have also paid us a total of $4.0 million in licensing fees under the agreement. The JCR agreement also provides for additional contingent milestone payments totaling $3.0 million, which will be recorded as revenue if and when the milestone events occur.

3. Segment Reporting, Discontinued Operations & Gain on Sale of Discontinued Operations

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

        Our Biologic Tissue Product segment included the manufacture and sale of Osteocel, which we launched in July 2005 and is currently being used by orthopedic surgeons for focal bone repair. In April 2008, we committed to a plan to sell our biologic tissue product segment, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel® and Osteocel® XO, an allograft material containing cancellous bone, used in spinal fusion and other surgical procedures. We refer to these assets as our Osteocel asset disposal group, and on May 2, 2008, we entered into an Asset Purchase Agreement to sell these assets to NuVasive, Inc., a Delaware corporation. Not included among the Osteocel asset disposal group is Osteocel® XC, our second generation product candidate under development for bone repair, utilizing culture expanded mesenchymal stem cells to create a synthetic version of Osteocel.

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

        The Asset Purchase Agreement to sell the Osteocel asset disposal group to NuVasive provides for two closings—a technology assets closing, at which technology and certain other business assets were transferred, and a manufacturing assets closing, at which manufacturing assets and facilities were transferred. On July 24, 2008, we held a Special Meeting of Stockholders at which our stockholders overwhelmingly approved the sale of the Osteocel business. The technology assets closing also occurred on that date, at which time we received an initial payment of $35.0 million. Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel and sold 100% of the product to NuVasive at specified prices. In December 2008, we earned another $5.0 million in additional purchase price through the achievement of a production milestone. The agreements with NuVasive were amended several times during 2008, all without altering the potential purchase price.

        We recognized a gain on the technology assets closing of $25.5 million in the third quarter of 2008. We incurred transaction costs of $1.4 million, including legal, accounting and advisory fees. At that

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Segment Reporting, Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

time, we also established reserves totaling $8.1 million to recognize the concessionary pricing of Osteocel that we produced under the Manufacturing Agreement. The reserves were amortized into the income (loss) from operations of discontinued operations beginning in the fourth quarter of 2008 as we fulfilled our obligations under the Manufacturing Agreement. We earned the first $5.0 million contingent milestone payment during December 2008. This milestone, net of $0.1 million of additional expenses, was recorded as an increase to the gain from the sale of discontinued operations during the fourth quarter of 2008. At December 31, 2008, $3.6 million of the concessionary pricing reserves remained unamortized, and were included in current liabilities of discontinued operations as of that date.

        In March 2009, we entered into further amendments to the Asset Purchase Agreement and the related Manufacturing Agreement, as a result of which the manufacturing assets closing was accelerated and all performance conditions to receipt, by us, of $30.0 million of contingent milestone payments were removed. As a result, those payments became payable at specified dates, without regard to other conditions, either in cash or in shares of NuVasive stock, at the option of NuVasive.

        The Asset Purchase Agreement, as amended, provided for up to $85.0 million of total purchase price, as follows:

Payments	Amount	Payment Date
	($000)
Initial cash payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel, paid in cash	5,000	January 2009
Accelerated Manufacturing Assets Closing, paid in cash	5,000	March 2009
Installment paid in stock	12,500	June 2009
Installment paid in stock	12,500	September 2009
Milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel, paid in stock	15,000	November 2009

Total possible purchase price	$85,000

        The $30.0 million of payments that became payable at specified dates (March, June and September 2009, respectively) as a result of the March 2009 amendments, net of direct expenses of approximately $0.2 million, were recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009. The $12.5 million payments due June 30, 2009 and September 30, 2009, as well as the final $15.0 million milestone achieved in October 2009, were paid in shares of common stock issued by NuVasive. Cumulatively, we have received 1,001,422 shares of NuVasive common stock, of which we have sold 986,122 for total cash proceeds of approximately $40.3 million at December 31, 2009. At December 31, 2009, we had the remaining 15,300 shares, with a fair value of $489,000, included on our balance sheet as a component of Investments Available for Sale. Title to the fixed assets transferred to NuVasive passed on April 9, 2009.

        Concurrent with the March 2009 amendments to the Asset Purchase Agreement with NuVasive, we executed a Supply Agreement with AlloSource to facilitate the complete transfer of the Osteocel business, pursuant to which we transferred to AlloSource our entire Osteocel work-in-process inventory

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Segment Reporting, Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

at specified prices on the date of the manufacturing assets closing with NuVasive. The aggregate purchase price for the Osteocel work-in-process inventory was approximately $3.7 million, paid by AlloSource in cash installments over the 90-days following the execution of the Supply Agreement.

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

        At the end of the third quarter of 2009, we created a new Biosurgery Division, focused on developing high-end biologic products for use in surgical procedures. This new Biosurgery Division will utilize the facilities previously used to manufacture Osteocel. As a result, we updated our analysis of the lease impairment charge and reversed the $2.8 million impairment that remained unamortized at that time. Both of these impairments charges were recorded as components of the gain on the sale of discontinued operations in 2009.

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

        We recognized a gain of approximately $37.1 million, net of income taxes, on the sale of discontinued operations for the year ended December 31, 2009. In connection with this transaction, we

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Segment Reporting, Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

recognized a gain on the sale of discontinued operations of $30.4 million during the fiscal year ended December 31, 2008. These gains are summarized as follows:

	2009 ($000)	2008 ($000)	2007 ($000)
Initial purchase price and milestone payments earned under the Asset Purchase Agreement	$45,000	$40,000	$—
Direct expenses related to the sale	(259)	(1,443)	—
Concessionary pricing and inventory adjustments	2,549	(8,097)	—
Employee related costs	(1,397)	(60)	—
Impairment of long lived assets and manufacturing facilities	(4,720)	—	—

Pretax gain on sale	41,173	30,400	—
Income tax expense	(4,121)	—	—

Gain from sale of discontinued operations, net	$37,052	$30,400	$—

        We eliminated the Osteocel asset disposal group from our ongoing operations as a result of the disposal transaction and have presented the group's assets, liabilities, and the results of the group's operations as a discontinued operation for all periods.

        The net assets allocable to the Osteocel asset disposal group at December 31, 2009 and 2008 were as follows:

	2009 ($000)	2008 ($000)
Accounts receivable	$—	$1,516
Inventory	—	1,502
Other current assets	—	205

Current assets of discontinued operations	—	3,223

Property and equipment, net	—	7,520
Current liabilities of discontinued operations	(412)	(7,219)

Net assets of discontinued operations	$(412)	$3,524

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

3. Segment Reporting, Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

        Summarized operating results of the Osteocel asset disposal group for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009 ($000)	2008 ($000)	2007 ($000)
Product sales	$6,295	$24,670	$15,240
Cost of goods sold	4,967	17,455	6,955

Gross profit	1,328	7,215	8,285

Operating expenses	124	1,690	4,348
Income from operations of discontinued operations, before income taxes	1,204	5,525	3,937
Income tax expense	120	—	—

Income from operations of discontinued operations	$1,084	$5,525	$3,937

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

        Revenues on Osteocel sales were recognized when legal title to the product passed to the customer. Costs of goods sold related to the Osteocel product consist primarily of the costs to obtain the tissue and other chemicals and supplies, quality and sterility testing, plus labor and allocated overhead costs and the costs of operating the clean-room facilities.

        Operating expenses for the year ended December 31, 2007 were unusually high due to costs associated with the expansion of the Osteocel manufacturing facility, as we experienced failed production qualification runs while expanding our capacity. The production issues were subsequently resolved in late March 2007.

        Prior to the execution of the Asset Purchase Agreement and related Manufacturing Agreement with NuVasive, we sold Osteocel primarily to two customers, each of which represented greater than ten percent of our consolidated revenues for the year ended December 31, 2007.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

4. Property and Equipment

        Property and equipment consist of the following at December 31,

	2009 ($000)	2008 ($000)
Laboratory and manufacturing equipment	$338	$212
Computer hardware, furniture and fixtures	477	289
Leased assets	26	26
Leasehold improvements	4,162	—

	5,003	527
Accumulated depreciation and amortization	(1,269)	(133)

Property and equipment, net	$3,734	$394

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

        As detailed in Note 3—Segment Reporting, Discontinued Operations & Gain on Sale of Discontinued Operations, in connection with the March 2009 amendments to the Asset Purchase Agreement, we relieved NuVasive of its obligation to assume the lease for our Columbia, Maryland facility. As a result, we retained title to a portion of the property and equipment that had been allocated to the Osteocel disposal group as of December 31, 2008, and those assets have been included in the table above as assets of our continuing operations as of December 31, 2009.

5. Notes Payable and Capital Lease Obligations

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

        In October 2006, we issued $20.0 million in convertible promissory notes in a private placement to several Swiss investors. The notes accrued interest at a rate of 10%, with semi-annual payments of accrued interest becoming due and payable on April 30 and October 30 of each calendar year, until maturity on April 30, 2009. The notes were convertible at the option of the respective holders at any time after February 9, 2007, into shares of common stock at the conversion price of $18.00 per share. The notes initially provided for automatic conversion into common stock at the same conversion price, if at any time after February 9, 2007, the closing price of the our common stock on the NASDAQ Global Market closed for ten consecutive trading days at $25.00 per share or greater. The notes also

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

5. Notes Payable and Capital Lease Obligations (Continued)

provided for redemption at any time at our option, with 30-day written notice. In December 2007, we induced the conversion of $18.8 million of the notes, together with accrued interest into 1,465,837 shares of common stock. In connection with this induced conversion, we recorded a non-cash charge of $4.8 million as interest expense. In January 2008, we induced the conversion the remaining $1.2 million of these notes, together with accrued interest into 87,524 shares of common stock at the conversion price of $14.00 per share, which resulted in a non cash charge of $248,000 as interest expense.

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

        Accordingly, there were no notes payables outstanding at either December 31, 2009 or 2008.

Maturities of Capital Lease Obligations

        The following table sets forth the maturities of our capital lease obligations for the fiscal years ending December 31, as indicated:

	2009 ($000)	2008 ($000)
Total capital lease obligations	$3	$9
Less current portion	(3)	(6)

Capital lease obligations, long-term	$—	$3

        As of December 31, 2009, the remaining payments on our capital lease obligations are due in 2010.

6. Share-Based Compensation

        In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 to, among other things, increase the number of shares available for grant. In addition, we had previously

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Share-Based Compensation (Continued)

established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 1,450,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At December 31, 2009, there were 676,448 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

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

	Years ended December 31,
	2009	2008	2007
Assumptions
Weighted average risk-free interest rate	2.20%	3.83%	4.61%
Dividend yield	0.0%	0.0%	0.0%
Expected life of option grants	5.0-years	6.25-years	4.5-years
Weighted average expected stock price volatility	55-59%	67%	67%

        The expected life of stock options granted was based on the Company's historical option exercise experience and post vesting forfeiture experience using the historical expected term from the vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term approximating the expected life of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plans. We have never paid a dividend, and as such, the dividend yield is zero.

        In connection with the stock options exercised during the year ended December 31, 2009, we received cash proceeds of $575,000. At December 31, 2009, there was $1.7 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Share-Based Compensation (Continued)

        A summary of stock option activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	695,915	$2.05	8.3-years
Granted	373,500	$18.30
Exercised	(141,312)	$(0.42)		$2,174
Forfeited or canceled	(47,693)	$(12.49)

Balance, December 31, 2007	880,410	$8.64	8.3-years
Granted	552,000	$13.56
Exercised	(66,545)	$(4.36)		$663
Forfeited or canceled	(154,688)	$(12.23)
Balance, December 31, 2008	1,211,177	$10.66	8.0-years
Granted	164,750	$17.75
Exercised	(75,911)	$(7.57)		$497
Forfeited or canceled	(299,254)	$(14.96)

Balance, December 31, 2009	1,000,762	$10.78	7.0-years	$2,187

Exercisable at December 31, 2009	521,948	$6.24	6.0-years	$2,179

        A summary of stock options outstanding at December 31, 2009, by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.40 to $ 1.00	322,762	5.1	$0.40	322,574	$0.40
1.01 to 6.75	1,000	9.8	6.51	—	—
6.76 to 10.00	38,250	6.6	6.84	18,750	6.84
10.01 to 12.50	255,000	7.9	12.07	83,249	12.05
12.51 to 15.00	61,500	8.0	13.54	18,125	13.86
15.01 to 17.50	72,500	8.5	17.03	18,500	17.03
17.51 to 20.00	129,250	8.9	18.56	500	19.55
$20.01 to $24.00	120,500	7.1	23.59	60,250	23.59

	1,000,762	7.0	10.78	521,948	6.24

        The weighted fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were $9.26, $8.77, and $10.61, respectively.

        The table below reflects the total share-based compensation expense recognized in our income statements for the years ended December 31, 2009, 2008 and 2007. Accounting standards require

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

6. Share-Based Compensation (Continued)

forfeitures to be estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 0% and 20% based on historical experience. For the years ended December 31, 2009, 2008 and 2007, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

	Year ended December 31,
	2009 ($000)	2008 ($000)	2007 ($000)
Research and development	$959	$652	$608
General and administrative	1,497	975	663
Discontinued operations	98	187	69

Share-based compensation	$2,554	$1,814	$1,340

7. Related Party Transactions

        Peter Friedli.    Peter Friedli, the Chairman of our Board of Directors, or entities with which he is affiliated, have been responsible for procuring since 1993, an aggregate of approximately $270 million in debt and equity financing for us and our predecessor company. Mr. Friedli is the beneficial owner of approximately 44% of our common stock as of December 31, 2009. Of the shares beneficially owned by Mr. Friedli at December 31, 2009, 45,000 shares were received by him as Board compensation since 1996, 12,500 shares and warrants for 1,000,000 shares were granted in recognition of his fundraising efforts, as discussed below, and the remaining shares were acquired through investment or through purchase from third parties.

        Private Placement Financings During the Three Years Ended December 31, 2009.    Freidli Corporate Finance, Inc, or FCF, has served as our agent in Europe in connection with the fundraising efforts described below. Mr. Friedli is the sole owner of FCF.

  •
  the issuance and sale in 2006 of $20 million of our Convertible Notes to non-U.S. investors, which were converted into an aggregate of 1,553,361 shares of our common stock in December 2007 and January 2008, at prices above the NASDAQ closing price on the dates of conversion. Mr. Friedli and an entity affiliated with Mr. Friedli purchased $8.5 million of these Notes, and the Notes acquired by the affiliated entity were subsequently purchased by Mr. Friedli in a separate transaction between those parties;

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

  •
  the issuance and sale in December 2007 of 950,000 shares of our common stock in a private placement to non-U.S. investors at a purchase price of $12.37 per share, which represented the NADSAQ closing price on the date of the transaction, representing gross proceeds of

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7. Related Party Transactions (Continued)

    $11.8 million. Mr. Friedli purchased 100,000 shares of our common stock issued in this private placement, representing aggregate proceeds of $1.2 million;

  •
  the issuance and sale during 2008 of $10.5 million of Convertible Notes to non-U.S. investors bearing interest at between 2% and 4%, which were converted into an aggregate of 851,914 shares of our common stock in November 2008, at prices equal to the NASDAQ closing price on the dates the definitive agreements were entered into. Mr. Friedli and an entity affiliated with Mr. Friedli purchased $5 million of these Notes which were converted into an aggregate of 395,104 shares of our common stock. Prior to conversion of these Notes, an aggregate of $147,000 in interest was paid to the holders of the Notes, including $32,000 in interest paid to Mr. Friedli; and

  •
  the issuance and sale during 2008 of $6.5 million of Short-term Promissory Notes to non-US investors bearing interest at 10% semi-annually, which were redeemed during November 2008. Mr. Friedli purchase $4 million of these Notes. Prior to redemption of these Notes, an aggregate of $434,000 in interest was paid to the holders of the Notes, including $326,000 in interest paid to Mr. Friedli.

        In October 2007, we also obtained a $30.0 million financing commitment from FCF. This financing commitment was for a twelve month term and provided for financing through the issuance by us of common stock at a price determined as the basis of market value, or the issuance by us of three-year promissory notes bearing interest at LIBOR plus 4%. We did not incur any fees in connection with the establishment of this financing commitment, nor did we draw any funds on this financing comment, which has since expired.

        Our Board of Directors, including all of our independent directors, but with Mr. Friedli abstaining, together with the audit committee for all transactions occurring following our initial public offering, unanimously approved each of these financings, including the participation of Mr. Friedli and entities affiliated with Mr. Friedli and the arrangements with FCF.

        We did not pay any fees for any of the financings arranged in 2007 through Mr. Friedli or entities with which he is affiliated. In 2008, we accrued $150,000 for fees payable to Mr. Friedli or entities with which he is affiliated in connection with the $17 million of financing provided by him during 2008. These fees are classified as Interest Paid to Related Parties in the accompanying statement of operations. We did not pay any cash fees to Mr. Friedli during 2009.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

7. Related Party Transactions (Continued)

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

8. Warrants

        At December 31, 2009, we had an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share. As of December 31, 2009, a summary of the status of the warrant is as follows:

Warrant Price	Common Shares	Weighted Average Remaining Contractual Life	Intrinsic Value
$11.00	1,000,000	1.5 years	$—

        The warrant was issued during 2006 prior to our IPO, and has an exercise price of $11.00. We computed the value of this warrant using the Black-Scholes option pricing method, using a risk free interest rate of 4.80%, the expected life of 2.5-years and a stock volatility factor of 44.66%. Since the Company just recently completed its initial public offering at the time of the valuation, and previously its stock did not trade, we determined the volatility by selecting a comparable public company in the biotech industry and tracking its stock prices over the past 2.5-years. The value of this warrant was determined to be $3.5 million, which was expensed during 2006.

9. Income Taxes

        The provision for income taxes in 2009 represents the U.S. Federal alternative minimum tax of $1.6 million on our taxable income. Our 2009 total tax expense comprises of the income tax benefit of $(2.6) million from our continuing operations and the tax expense of $4.2 million on the gain from the discontinued operations. We did not incur any income taxes on our net losses during 2008 or 2007.

        The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2009	2008
U.S. Federal Statutory tax rate	35.0%	35.0%
State taxes, net of federal benefits	5.4	5.4
Non-deductible expenses	45.3	—
Change in Valuation Allowance	(75.7)	(40.4)
Valuation allowance	—	—
Other	—	—

Effective tax rate	10.0%	—%

Non-deductible expenses represent primarily research and development expenses for which we claimed the orphan drug credit for 2009.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Income Taxes (Continued)

        The components of our net deferred tax assets and liabilities at December 31 are as follows:

	2009 ($000)	2008 ($000)
Deferred Tax Assets:
Net operating loss carry-forwards	$2,106	$30,047
Research and orphan drug credit carry-forwards	74,879	54,677
Alternative minimum tax credit carry-forwards	1,613	—

	78,598	84,724
Valuation allowance	(65,263)	(84,724)

Net deferred tax assets	$13,335	$—

Deferred Tax Liabilities:
Deferred revenue	$13,335	$—

        Our deferred tax assets have been fully reserved in both 2009 and 2008 since their ultimate future realization cannot be assured. We presently have available for federal income tax purposes, approximately $5.2 million of net operating loss carry-forwards and $74.9 million of research and experimentation credit carry-forwards, which expire beginning in 2025 through 2029. In 2009, we were subject to the alternative minimum tax and in the future, we may continue to be subject to the alternative minimum tax regardless of our net operating loss carry-forwards.

        During 2009, we amended our federal income tax returns for the years ended December 31, 2006 and December 31, 2007 to revise the amount of net operating losses and tax credits generated in those years and available as carryover deferred tax assets at December 31, 2009. Our deferred tax assets at December 31, 2009 include the additional tax credit carryovers as a result of the amended federal income tax returns.

        Generally, corporations with tax attribute carryovers such as net operating losses and tax credits ("Loss Corporations") may become subject to an annual limitation as to the amount of tax attributes that may be available for use for federal income tax purposes. In general, Sections 382 and 383 of the Internal Revenue Code generally limit the annual amount of net operating loss and credit carryovers of Loss Corporations when such Loss Corporations experience an ownership change. An ownership change occurs if one or more "5-percent shareholders" increase their ownership in the Loss Corporation stock, in the aggregate, by more than 50 percentage points during a 3-year "testing period." The regulations governing the determination of a corporation's 5-percent shareholders attempt to identify the individuals who, directly or pursuant to certain attribution rules, are the beneficial owners of the Loss Corporation stock and, correspondingly, benefit from the use its tax attribute carryovers. Generally, the annual limitations are determined with reference to the value of the underlying corporation.

        We performed a limited period analysis from February 21, 2003 to December 31, 2008 and determined that we had experienced three ownership changes during this period. Accordingly, the majority of our net operating losses and all of our tax credits that were generated from our inception through February 11, 2005, the date of the last ownership change, are expected to expire unused.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

9. Income Taxes (Continued)

        Notwithstanding the net operating losses used to offset our taxable income for the year ended December 31, 2009, we maintain a full valuation allowance on its deferred tax assets after taking into account available sources of taxable income in accordance with the accounting for income taxes.

        Effective January 1, 2007, we adopted the provisions of the accounting pronouncement clarifying the accounting for uncertain tax positions. The pronouncement prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have evaluated our tax positions in the tax returns filed, as well as un-filed tax positions and the amounts comprising our deferred tax assets. We have determined that the pronouncement does not have a material impact on our financial condition, results of operations or cash flows.

10. Defined Contribution Plan

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

11. Commitments and Contingencies

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

        As of December 31, 2009, we had active contracts with CROs related to four on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $29.6 million, of which we had incurred approximately$14.0 million as of that date.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

11. Commitments and Contingencies (Continued)

        Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2009, we expect to make payments to CROs as follows:

Estimated CRO Payments ($000)
2010	$8,610
2011	4,832
2012	2,194

$15,636

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

        Our expenses under this agreement were $19.7 million and $15.6 million during the years ended December 31, 2009 and 2008, respectively. Based on our current forecast production plan, we do not have a future minimum contractual commitment under this contract for 2010.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the facility. This letter of credit remained outstanding as of December 31, 2009, and has been fully collateralized by restricted cash.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

11. Commitments and Contingencies (Continued)

        The future minimum lease payments due under the operating lease for this facility are as follows:

Columbia Facility ($000)
2010	$1,056
2011	1,082
2012	1,109
2013	1,137
2014 - 2016	2,965

$7,349

        Payments under these leases were $957,000, $827,000, and $822,000 during 2009, 2008, and 2007, respectively:

        We also have entered into various financing arrangements to lease laboratory and other equipment. The terms of these facilities and equipment leases are considered capitalized leases, and the following amounts are included in our balance sheets at December 31, 2009 and 2008:

	2009 ($000)	2008 ($000)
Facilities leases	$—	$—
Equipment leases	26	26

	26	26
Less—accumulated amortization	(20)	(17)

Leased property and equipment, net	$6	$9

        Future minimum lease payments under these capitalized facilities and equipment arrangements as of December 31, 2009 are $3,000, all of which will be made during 2010.

        Technology Transfer and License Agreement.    In 1994, we entered into a Technology Transfer and License Agreement with Case Western Reserve University ("CWRU") under which we purchased rights to certain mesenchymal stem cell and related technology and patents. We are required to pay royalties on revenues related to CWRU developed technology, with minimum royalties of $50,000 per year. We paid CWRU $50,000 in 2009, $64,000 in 2008 and $50,000 in 2007 under this agreement.

        Legal.    We are subject to certain litigation, claims and assessments which occur in the normal course of business. Based on consultation with our legal counsel, management is of the opinion that such matters, when resolved, will not have a material impact on our consolidated results of operations, financial position or cash flows.

12. Investments Available for Sale

        As discussed above in Note 3—Segment Reporting, Discontinued Operations, & Gain on Sale of Discontinued Operations, NuVasive, Inc. paid us a total of $40.0 million in freely tradable shares of its

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

12. Investments Available for Sale (Continued)

common stock, as provided for under the amended Asset Purchase Agreement. Comprising this amount, the $12.5 million payments due June 30, 2009 and September 30, 2009, as well as the final $15.0 million milestone achieved in October 2009, were paid in shares of common stock issued by NuVasive. The number of shares delivered to us at each payment date was determined based upon the average closing price of NuVasive's common stock over a ten-day period.

        Cumulatively, we have received 1,001,422 shares of NuVasive common stock, of which we have sold 986,122 for total cash proceeds of approximately $40.3 million, which as been invested in accordance with our Investment Policy. At December 31, 2009, we had the remaining 15,300 shares, with a fair value of $489,000, included as a component of Investments Available for Sale on our balance sheet.

        As a result of these transactions, we recognized approximately $0.9 million in gains on the sale of the NuVasive shares and had recorded an unrealized loss of approximately $0.1 million at December 31, 2009, as a component of Other Comprehensive Loss.

        Investments available for sale consisted of the following as of December 31, 2009 and 2008:

	2009 ($000)		2008 ($000)
	Cost	Fair Value	Cost	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$23,706	$23,707	$33,436	$33,436
Commercial paper	19,393	19,393	11,187	11,195

	43,099	43,100	44,623	44,631

Short term investments:
Auction rate certificates	—	—	3,100	3,100
Common stock	573	489	—	—
Corporate notes and bonds	42,586	42,577	1,921	1,921
US government agencies	13,239	13,243	11,621	11,646

	56,398	56,309	16,642	16,667

Total investments available for sale	$99,497	$99,409	$61,265	$61,298

        The following table summarizes maturities of our investments available for sale as of December 31, 2009 and 2008:

	2009 ($000)		2008 ($000)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$28,330	$28,240	$46,826	$46,832
Between 3 - 12 months	65,824	65,819	10,208	10,190
Between 1 - 2 years	5,343	5,350	4,231	4,276

Total investments available for sale	$99,497	$99,409	$61,265	$61,298

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

13. Fair Value

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
We carry no investments classified as Level 3.

        Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2009 and 2008:

	2009 ($000)			2008 ($000)
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Overnight securities included in Cash	$—	$—	$—	$929	$—	$929
Investments available for sale	30,313	69,096	99,409	61,298	—	61,298

Total assets	$30,313	$69,096	$99,409	$62,227	$—	$62,227

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

14. Quarterly Financial Data (Unaudited)

        Following is a summary of our unaudited quarterly results for the years ended December 31, 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($000)	($000)	($000)	($000)
2009
Revenues	$12,726	$10,469	$10,584	$10,754
Research and development expenses	18,567	18,540	16,247	9,912
General and administrative expenses and fees	2,913	2,321	1,511	2,062
Loss from continuing operations	(7,908)	(8,587)	(6,802)	(267)
Income (loss) from discontinued operations	22,667	(1,094)	608	15,955
Net income (loss)	14,759	(9,681)	(6,194)	15,688
**Loss per share from continuing operations, basic and diluted	(0.24)	(0.26)	(0.21)	(0.01)
**Income per share from discontinued operations, basic and diluted	0.69	(0.03)	0.02	0.49
**Net income (loss) per share, basic and diluted	0.45	(0.30)	(0.19)	0.48
	($000)	($000)	($000)	($000)
2008
Revenues	$362	$2,530	$995	$6,157
Research and development expenses	16,694	19,048	18,592	15,563
General and administrative expenses and fees	2,608	1,782	1,887	2,309
Loss from continuing operations	(19,149)	(18,472)	(19,903)	(11,893)
Income (loss) from discontinued operations	3,549	3,104	25,155	4,117
Net (loss) income	(15,600)	(15,368)	5,252	(7,776)
**Loss per share from continuing operations, basic and diluted	(0.60)	(0.58)	(0.63)	(0.37)
**Income per share from discontinued operations, basic and diluted	0.11	0.10	0.80	0.13
**Net loss per share, basic and diluted	(0.49)	(0.48)	0.17	(0.24)

**
Loss per share is calculated on a quarterly basis and may not be additive to year-to-date amounts.

15. Subsequent Events

        We evaluated our December 31, 2009 financial statements for subsequent events through the date the financial statements were available for issuance. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

        Changes in Internal Control over Financial Reporting.    There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

        Certain information required in Part III is omitted from this report, but is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2009, pursuant to Regulation 14A with the Securities and Exchange Commission.

ITEM 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item and not set forth below is incorporated herein by reference to the information contained in the Proxy Statement.

        We have adopted the Osiris Therapeutics, Inc. Code of Business Conduct & Ethics for Members of the Board of Directors and Executive Officers and the Osiris Therapeutics, Inc. Code of Conduct which applies to all our employees and members of the Board of Directors. These policies are publicly available on our website at http://www//investor.osiris.com/documents.cfm.

ITEM 11.    Executive Compensation.

        The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

ITEM 14.    Principal Accounting Fees and Services.

        The information required by this item is incorporated herein by reference to the information contained in the Proxy Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

1.
The following financial statements are included in Item 8 of this Annual Report:

Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Fiscal 2009
Report of Independent Registered Public Accounting Firm on Fiscal 2008 and 2007
Balance Sheets as of December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

  2.
  Exhibits:

Exhibit Number	Description of Exhibit
3.1†	Amended and Restated Certificate of Incorporation of the Registrant.
3.2†	Amended and Restated Bylaws of the Registrant.
4.1†	Form of Common Stock Certificate.
10.1†	Amended and Restated 1994 Stock Incentive Plan, as amended.
10.2	Amended and Restated 2006 Omnibus Plan. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 11, 2008).
10.3†	Director Compensation Policy.
10.4†	Employment Agreement by and between the Registrant and C. Randal Mills, Ph.D., dated as of May 15, 2004.

Exhibit Number		Description of Exhibit
10.5†		Investor Rights Agreement by and between the Registrant and JCR Pharmaceuticals, Inc. dated August 26, 2003.
10.6†	*	License Agreement by and between the Registrant and JCR Pharmaceuticals, Inc. dated August 26, 2003.
10.7†		Technology Transfer and License Agreement by and between the Registrant and Case Western University, dated as of January 1, 1993, as amended.
10.8†		Warrant to Purchase up to 1,000,000 shares of Common Stock granted by Registrant to Peter Friedli, dated May 24, 2006.
10.9†		Employment Agreement, dated July 31, 2006, by and between the Registrant and Lode Debrabandere.
10.10
Award/Contract, dated January 3, 2008, issued by the U.S. Army Space & Missile Defense Command to the Registrant (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 4, 2008).
10.11
Form of Subscription Agreements, entered into on March 19 and March 24, 2008, by and between the Registrant and certain non-U.S. Purchasers in connection with the issuance and sale of $8.0 million in Convertible Promissory Notes in the aggregate (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 12, 2008).
10.12
Form of 2% Convertible Promissory Notes of the Registrant, dated March 19 and March 24, 2008, issued in the aggregate principal amount of $8 million to certain non-U.S. Purchasers (Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 12, 2008).
10.13
Asset Purchase Agreement, dated May 8, 2008, by and between the Registrant and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 12, 2008).
10.14
Form of Company Voting and Support Agreement, dated May 8, 2008, by and among each of Peter Friedli, Venturetec, Inc., U.S. Venture 05, Inc., Joyce, Ltd. and C. Randal Mills, Ph.D., and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on May 12, 2008).
10.15
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
10.16
Form of Promissory Notes of the Registrant, dated June 12, 2008 and June 30, 2008, issued to certain non-U.S. purchasers in the aggregate principal amount of $5.5 million (Incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 11, 2008).
10.17	**
Manufacturing Agreement, dated as of July 24, 2008, by and between the Registrant and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 10, 2008).

Exhibit Number		Description of Exhibit
10.18	**	Amendment to Manufacturing Agreement, dated as of September 30, 2008, by and between Registrant and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 10, 2008).
10.19	**
Amendment to Asset Purchase Agreement, dated as of September 30, 2008, by and between Registrant and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November, 2008).
10.20
Employment Agreement by and between Osiris Therapeutics, Inc. and Richard W. Hunt entered into as of July 23, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 29, 2008).
10.21	***
Collaboration Agreement, dated October 31, 2008, by and between the Registrant and Genzyme Corporation (Incorporated herein by reference to Exhibit 10.56 to Annual Report on Form 10-K filed by the Registrant with the SEC on March 16, 2009).
10.22
Amendment No. 3 to Manufacturing Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 11, 2009).
10.23
Amendment No. 2 to Asset Purchase Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 11, 2009).
10.24	****
Supply Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and AlloSource. (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 11, 2009).
10.25
Employment Separation Agreement and Release dated September 8, 2009 by and between the Registrant and Richard W. Hunt. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 11, 2009).
10.26	†	Lease Agreement by and between Gateway S-8, LLLP and Nova Telecommunications, Inc., dated August 11, 1998, as amended
10.27	†	Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated June 6, 2006
11.1.1		Statement re: Computation of Per Share Loss (included in Note 2 to Financial Statements included in Part II Item 8 herein).
23.1.1		Consent of Grant Thornton LLP (filed herewith).
23.1.2		Consent of Stegman & Company (filed herewith).
31.1.1		Rule 15d-14(a) Certification of C. Randal Mills, President and Chief Executive Officer (filed herewith).
31.2.1		Rule 15d-14(a) Certification of Philip R. Jacoby, Jr., Chief Financial Officer (filed herewith).

Exhibit Number	Description of Exhibit
32.1.1	Section 1350 Certification of C. Randal Mills, Chief Executive Officer, and Philip R. Jacoby, Jr., Chief Financial Officer (filed herewith).

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

***
Confidential treatment has been granted for certain portions thereof pursuant to an order of the United States Securities and Exchange Commission issued in response to a Confidential Treatment Application filed by the Registrant in connection with its Annual Report on Form 10-K for the annual period ended December 31, 2008.

****
Confidential treatment has been granted for certain portions thereof pursuant to an order of the United States Securities and Exchange Commission issued in response to a Confidential Treatment Application filed by the Registrant in connection with its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSIRIS THERAPEUTICS, INC.
March 12, 2010	By:	/s/ C. RANDAL MILLS C. Randal Mills, Ph.D. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. RANDAL MILLS C. Randal Mills, Ph.D.	President and Chief Executive Officer (principal executive officer)	March 12, 2010
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Chief Financial Officer (principal financial officer)	March 12, 2010
/s/ MATTHEW NEUMAYER Matthew Neumayer	Corporate Controller (Principal Accounting Officer)	March 12, 2010
/s/ GREGORY H. BARNHILL Gregory H. Barnhill	Director	March 12, 2010
/s/ PETER FRIEDLI Peter Friedli	Director	March 12, 2010
/s/ FELIX GUTZWILLER Felix Gutzwiller	Director	March 12, 2010
/s/ JAY M. MOYES Jay M. Moyes	Director	March 12, 2010