Form 10-Q
period 2010-03-31
OSIRIS THERAPEUTICS, INC.
filed 2010-05-07
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2010
Common Stock, par value $0.001 per share	32,775,331

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$1,215	$1,306
Short-term investments	88,588	99,409
Accounts receivable	1,389	1,138
Inventory	117	—
Prepaid expenses and other current assets	715	948
Total current assets	92,024	102,801

Property and equipment, net	3,582	3,734
Restricted cash	666	666
Other assets	340	395
Total assets	$96,612	$107,596

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,794	$9,013
Deferred revenue, current portion	40,925	41,011
Capital lease obligations, current portion	1	3
Current liabilities of discontinued operations	—	412
Total current liabilities	46,720	50,439

Deferred revenue, net of current portion	33,963	44,173
Other long-term liabilities	475	424
Total liabilities	81,158	95,036

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,775 shares outstanding - 2010, 32,773 outstanding - 2009	33	33
Additional paid-in-capital	273,334	272,959
Accumulated other comprehensive income (loss)	15	(88)
Accumulated deficit	(257,928)	(260,344)
Total stockholders’ equity	15,454	12,560
Total liabilities and stockholders’ equity	$96,612	$107,596

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue from collaborative research agreements, government contract and royalties	$11,377	$12,726

Operating expenses:
Research and development	6,560	18,567
General and administrative	1,807	2,913
	8,367	21,480

Income (loss) from operations	3,010	(8,754)

Other income, net	88	98

Income (loss) from continuing operations, before income taxes	3,098	(8,656)

Income tax (expense) benefit	(682)	748
Income (loss) from continuing operations	2,416	(7,908)

Discontinued operations:
Income from operations of discontinued operations, net of income taxes of $117 in 2009	—	1,239
Gain from sale of discontinued operations, net of income taxes of $2,026 in 2009	—	21,428
Income from discontinued operations	—	22,667

Net income	$2,416	$14,759

Basic income per share
Income (loss) from continuing operations	$0.07	$(0.24)
Income from discontinued operations	—	0.69
Basic earnings per share	$0.07	$0.45

Diluted income per share
Income (loss) from continuing operations	$0.07	$(0.24)
Income from discontinued operations	—	0.69
Diluted earnings per share	$0.07	$0.45

Weighted Average Common Shares (basic)	32,774	32,692

Weighted Average Common Shares (diluted)	33,088	32,692

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2010	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560

Exercise of options to purchase common stock ($0.40 per share)	2,000	—	1	—	—	1

Share-based payment — employee compensation	—	—	374	—	—	374

Comprehensive Income:

Net income for the period	—	—	—	—	2,416	2,416

Unrealized gain on investments available for sale	—	—	—	103	—	103
Total Comprehensive Income						2,519

Balance at March 31, 2010	32,775,331	$33	$273,334	$15	$(257,928)	$15,454

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$2,416	$(7,908)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations:
Depreciation and amortization	190	127
Non cash share-based payments	374	1,018
Changes in operating assets and liabilities:
Accounts receivable	(251)	246
Prepaid expenses and other current assets	116	254
Other assets	55	156
Accounts payable and accrued expenses	(3,168)	1,796
Deferred revenue	(10,296)	(10,092)
Net cash used in continuing operations	(10,564)	(14,403)
Discontinued operations
Income from discontinued operations	—	22,667
Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
Non cash impact of the sale of discontinued operations	—	(14,121)
Depreciation and amortization	—	210
Non cash share-based payments	—	125
Changes in operating assets and liabilities:
Accounts receivable	—	(17,214)
Inventory and other current assets	—	1,707
Accounts payable and accrued expenses	(412)	4,261
Net cash used in discontinued operations	(412)	(2,365)
Net cash used in operating activities	(10,976)	(16,768)

Cash flows from investing activities:
Purchases of property and equipment	(38)	(35)
Proceeds from the sale of property and equipment	—	17
Proceeds from sale of discontinued operations, net	—	9,870
Proceeds from sale of investments available for sale	11,097	11,806
Purchases of investments available for sale	(173)	—
Net cash provided by investing activities	10,886	21,658

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(2)	(2)
Restricted cash	—	(536)
Proceeds from the exercise of stock options	1	134
Net cash used in financing activities	(1)	(404)

Net (decrease) increase in cash	(91)	4,486
Cash at beginning of period	1,306	940

Cash at end of period	$1,215	$5,426

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1.              Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Delaware corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992. We are a leading stem cell therapeutic company focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas.. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Our operations consist primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace. We have several research collaboration agreements and a government contract for additional product development.

2.                       Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”) for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme has paid to us non-contingent, non-refundable cash payments totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $10.0 million of revenue in the first fiscal quarters of both 2010 and 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $33.3 million of long-term deferred revenue as of March 31, 2010. The agreement

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008, and we will complete our work under the contract during 2010. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $86,000 in revenue from the DoD contract during the three months ended March 31, 2010 and $2.6 million in revenue during the comparable period of 2009.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received $3.5 million of the contingent milestones to date, and expect to receive the remaining $500,000 during 2010. We are amortizing the funding received, resulting in $210,000 of revenue to date in 2010 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $840,000 of current deferred revenue and $630,000 of long-term deferred revenue as of March 31, 2010.

We have also entered into several strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. (“JCR”) pertaining to hematologic malignancies (GvHD) drugs for distribution in Japan.  Under such agreements, we receive fees for licensing the use of our technology. We recognized $1.0 million of revenue in 2010 from JCR upon the achievement of a milestone event specified in the agreement.

We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue as the sales are made. Our overall revenues include $81,000 and $66,000 of such royalty revenue during the three months ended March 31, 2010 and 2009, respectively.

As discussed in Note 5-Segment Reporting below, at the end of the third quarter of 2009, we created a new Biosurgery Division, focused on developing high-end biologic products for use in surgical procedures.  Revenues on any such products will be recognized when legal title to the product has passed to the customer.

Research and Development Costs

We expense internal and external research and development (“R&D”) costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

Income per Common Share

Basic income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted income per common share adjusts basic income per share for the potentially dilutive effects of common share equivalents, using the treasury stock method, and includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and warrants.

Potentially dilutive effects of common share equivalents are calculated based upon the income (loss) from continuing operations.  Accordingly, the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant and all 1,273,043 of our outstanding options as of March 31, 2009 were excluded from the calculation of diluted earnings per share, as their impact on our loss from continuing operations is anti-dilutive.  As a result basic and diluted income per share are identical for that period.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Diluted income per common share for the three months ended March 31, 2010 excludes 630,625 “out-of the money” stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, as their effect is anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(000s)	(000s)
Basic weighted average common shares outstanding	32,774	32,692
Dilutive weighted average options outstanding	314	—
Dilutive weighted average warrants outstanding	—	—

Diluted weighted average common shares outstanding	33,088	32,692

Investments Available for Sale and Other Comprehensive Income (Loss)

Investments available for sale consist primarily of marketable securities with maturities varying between three months and two years. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders’ deficit in accumulated other comprehensive income. Gains or losses on investments available for sale are classified as other income when realized.

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

Share-Based Compensation

We account for share-based payments in using the fair value method.

We recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are expected to vest during the requisite service period on the grant date, which is revised if actual forfeitures differ from original expectations.

A summary of the combined activity under both of our stock-based compensation plans as of March 31, 2010 and changes during the three months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				($000)
Outstanding at January 1, 2010	1,000,762	$10.78	8.11	$2,187
Granted at market value	290,000	7.74
Exercised	(2,000)	0.40		14
Forfeited	(8,125)	16.56		—
Outstanding at March 31, 2010	1,280,637	10.07	7.56	2,350

Exercisable at March 31, 2010	618,761	8.07	6.13	2,334

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 was $3.96 per share.  We received a total of $1,000 in cash from the exercise of options during the three months ended March 31, 2010.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

As of March 31, 2010, 378,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation in 2009) included in our statements of operations for the three months ended March 31, 2010 and 2009 is allocable to our research and development activities, discontinued operations and general and administrative activities, as follows:

	Three Months Ended March 31,
	2010	2009
	($000)	($000)
Research and development	$190	$244
Discontinued operations	—	125
General and administrative	184	774
Total	$374	$1,143

As of March 31, 2010, there was approximately $2.5 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately 1.5 years, as the options vest.

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$4
Cash paid for income taxes	450	—

Recent Accounting Guidance Not Yet Adopted at March 31, 2010

In September 2009, ASU 2009-13, Revenue Recognition (Topic 605)— Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) was issued and will change the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The impact of ASU 2009-13 on our financial statements will depend on the nature and terms of revenue arrangements that we enter into or materially modify after the adoption date. However, based on our current customer arrangements, we do not believe the adoption of this ASU will have a material impact on our financial statements.

In March 2010, ASU 2010-11, Derivatives and Hedging (Topic 815)— Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”) was issued and will change the accounting for the transfer of credit risk that is only in the form of subordination of one financial instrument to another.  This guidance establishes a consistency in how such instruments are treated by clarifying that such instruments are embedded derivatives that should not be subject to potential bifurcation and separate accounting under paragraph 815-10-15-11 and Section 815-15-25. ASU 2010-11 is effective for an entity’s first fiscal quarter beginning on or after June 15, 2010 with early adoption permitted. Based on our current contracts and arrangements, we do not believe the adoption of this ASU will have a material impact on our financial statements.

In March 2010, ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”) was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We do not believe the adoption of this ASU will have a material impact on our financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

3.                Collaboration Agreements and Government Contract

Below is a discussion of each of our material collaborative agreements and other contracts. This discussion is qualified in its entirety by the actual terms and provisions of the respective agreements and contracts. The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

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

•                  Total development milestones of up to $270.0 million related to the development of follow-on indications for Prochymal, with $20.0 million payable upon each success in a Phase II clinical trial for acute myocardial infarction, type 1 diabetes mellitus or other follow-on indications, as agreed to by the Company and Genzyme, and $40.0 million payable upon receipt of each marketing approval by the EMEA for Prochymal for chronic obstructive pulmonary disease (“COPD”), acute myocardial infarction, type 1 diabetes mellitus or other follow-on indications, as agreed to by the Company and Genzyme.

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

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Juvenile Diabetes Research Foundation Agreement.  In 2007, we entered into a collaborative agreement with the JDRF which provides funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding. We initiated a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus in the fourth quarter of 2007, and have received $3.5 million of the contingent milestones to date.  We expect to receive the remaining $500,000 of contingent milestones during 2010. Consistent with our revenue recognition policies for such contingent milestones, we began amortizing each milestone payment as it was received and will continue to amortize the payments over the remaining term of our obligations under the agreement. Future milestone payments received will be similarly amortized over the term of our obligations beginning upon their receipt.

JCR Pharmaceuticals Agreement.  In 2003, we entered into a strategic alliance with JCR. Under the JCR agreement, we have granted JCR the exclusive right in Japan to use our technology in conjunction with the treatment of hematologic malignancies using hematopoietic stem cell transplants. The JCR agreement entitles us to a licensing fee and to royalties on any resulting revenue. We have earned a total of $5.0 million in fees under the agreement, $1.0 million of which was earned in the first quarter of 2010, The JCR agreement also provides for additional contingent payments up to $8.5 million, which will be recorded as revenue if and when earned.

4.                 Discontinued Operations & Gain on Sale of Discontinued Operations

In April 2008, we committed to a plan to sell our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel® and Osteocel® XO, an allograft material containing cancellous bone, used in spinal fusion and other surgical procedures. We refer to these assets as our Osteocel asset disposal group, and on May 2, 2008, we entered into an Asset Purchase Agreement to sell these assets to NuVasive, Inc., a Delaware corporation. Not included among the Osteocel asset disposal group is Osteocel® XC, our second generation product candidate under development for bone repair, utilizing culture expanded mesenchymal stem cells to create a synthetic version of Osteocel.

The Asset Purchase Agreement to sell the Osteocel asset group to NuVasive provides for two closings—a technology assets closing, at which technology and certain other business assets were transferred, and a manufacturing assets closing, at which manufacturing assets and facilities were transferred. On July 24, 2008, we held a Special Meeting of Stockholders at which our stockholders overwhelmingly approved the sale of the Osteocel business. The technology assets closing also occurred on that date, at which time we received an initial payment of $35.0 million. Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel and sold 100% of the product to NuVasive at specified prices.

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

The Asset Purchase Agreement, as amended, provided for up to $85.0 million of total purchase price, all of which we ultimately earned.

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

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

We eliminated the Osteocel asset group from our ongoing operations as a result of the disposal transaction and have presented the group’s assets, liabilities, and the results of the group’s operations as a discontinued operation for all periods.

The net assets allocable to the Osteocel asset group at December 31, 2009 were current liabilities totaling $412,000, all of which were paid during the first quarter of 2010

Summarized operating results of the Osteocel asset disposal group for the three months ended March 31, 2009 are as follows:

2009
($000)
Product sales	$6,267
Cost of goods sold	4,787
Gross profit	1,480

Selling, general & administrative expenses	124
Income from operations of discontinued operations, before income taxes	1,356
Income taxes	117
Income from operations of discontinued operations, net of tax	$1,239

Revenues on Osteocel sales were recognized when legal title to the product passed to the customer. Costs of goods sold related to the Osteocel product consist primarily of the costs to obtain the tissue and other chemicals and supplies, quality and sterility testing, plus labor and allocated overhead costs and the costs of operating the clean-room facilities.

5.             Segment Reporting

At the end of the third quarter of 2009, we created a new Biosurgery Division, focused on developing high-end biologic products for use in surgical procedures.

In 2010, we began to manage our business in two reportable operating segments: the Biologic Drug Candidates segment and the Biosurgery segment. Our Biologic Drug Candidates segment focuses on developing and marketing products to treat medical conditions in the inflammatory, autoimmune, orthopedic and cardiovascular areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Our Biologic Drug Candidates segment does not presently have any products approved for sale and its revenues consist of collaborative research agreements and royalties as described in Note 2-Significant Accounting Policies.

Our Biosurgery segment includes the manufacture and sale of biologic products designed to promote the body’s natural healing process and improve surgical outcomes.  During the first quarter of 2010, we commenced the manufacturing of our first product from this new segment, a regenerative wound care product.

Although we commenced manufacturing operations during the first quarter of 2010, we have not yet launched the product commercially.  Accordingly, we have incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment, but have yet to recognize any revenue from sales.  We expect to initiate sales of our first Biosurgery product during fiscal 2010.

Therefore, at this time, we manage our business based on the costs specifically attributable to each of our segments.  We expect to begin managing our business based on more traditional measures of segment income once we have commenced sales of our Biosurgery products.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The costs specifically attributable to each of our segments for the three months ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2010
	($000s)
	Biologic Drug Candidates segment	Biosurgery segment	Total
Operating expenses:
Research and development	$5,431	$1,129	$6,560
General and administrative	1,662	145	1,807
Total operating expenses	$7,093	$1,274	$8,367

In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular operating segment. Accordingly, capital expenditures and total asset information by reportable segment is not presented. The only assets that are specifically allocated to the individual segments are inventory and accounts receivable.

The assets specifically attributable to each of our segments as of March 31, 2010 are as follows:

	March 31, 2010 ($000)
	Biologic Drug Candidates segment	Biosurgery segment
Segment assets:
Accounts receivable	$1,389	$—
Inventory	—	117
Total segment assets	$1,389	$117

6.                     Income Tax (Benefit) Expense

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The tax expense of $682,000 and tax benefit of $748,000 reflect effective tax rates of 22% and 8.6% for the three months ended March 31, 2010 and 2009, respectively, and reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax.

As of March 31, 2010, the balance of our net operating loss and credit carryforwards is $63.6 million, a decrease of $1.7 million from December 31, 2009.  Our deferred tax assets have been fully reserved in both 2010 and 2009 since their ultimate future realization cannot be assured.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

7.                     Investments Available for Sale

Investments available for sale consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010 ($000)		December 31, 2009 ($000)
	Cost	Fair Value	Cost	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$10,395	$10,395	$23,706	$23,707
Commercial paper	22,993	22,993	19,393	19,393
	33,388	33,388	43,099	43,100
Short term investments:
Common stock	—	—	573	489
Corporate notes and bonds	41,749	41,754	42,586	42,578
US government agencies	13,437	13,446	13,239	13,242
	55,186	55,200	56,398	56,309

Total investments available for sale	$88,574	$88,588	$99,497	$99,409

The following table summarizes maturities of our investments available for sale as of March 31, 2010 and December 31, 2009:

	March 31, 2010 ($000)		December 31, 2009 ($000)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$18,844	$18,840	$28,330	$28,240
Between 3—12 months	64,411	64,417	65,824	65,819
Between 1—2 years	5,319	5,331	5,343	5,350
Total investments available for sale	$88,574	$88,588	$99,497	$99,409

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classifies these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we obtain the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, we would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available.   To date, we have never had any assets that were required to be classified as Level 3.

Effective January 1, 2010, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition, as there were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2010.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$7,894	$—	$—	$7,894
Government Obligations	11,313			11,313
Certificates of Deposit		2,500		2,500
Agency Obligations		39,896		39,896
Corporate Debt Securities & Commercial Paper		25,596		25,596
Municipal Securities		100		100
Foreign Bonds		1,288		1,288
Common Stock

Short Term Investments Available for Sale	$19,207	$69,381	$—	$88,588

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	December 31, 2009
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$18,456	$—	$—	$18,456
Government Obligations	11,367			11,367
Certificates of Deposit		5,251		5,251
Agency Obligations		38,691		38,691
Corporate Debt Securities & Commercial Paper		23,795		23,795
Municipal Securities		101		101
Foreign Bonds		1,259		1,259
Common Stock		489		489

Short Term Investments Available for Sale	$29,823	$69,586	$—	$99,409

9.                                                              Subsequent Events

We evaluated our March 31, 2010 financial statements for subsequent events through the date the financial statements were available for issuance. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements About Forward-Looking Information

This Quarterly Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements included or incorporated herein which are not historical facts are forward-looking statements. When used in this Quarterly Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward-looking statements.

Forward-looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I - Item 7; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal® and Chondrogen®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2009, and our unaudited Condensed Financial Statements for the three months ended March 31, 2010 and 2009 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,”  “us,” and “our” we mean Osiris Therapeutics, Inc., a Delaware corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2010 and 2009.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2009.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

We are a leading stem cell therapeutic company headquartered in Columbia, Maryland and focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. We were incorporated in Delaware in April 2002. Our predecessor company was organized in 1992. Our lead biologic drug candidate, Prochymal, is being evaluated in Phase III clinical trials for four indications, including acute and steroid refractory graft versus host disease (“GvHD”), Crohn’s disease and for the repair of gastrointestinal injury resulting from radiation exposure (animal rule), and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”). Prochymal is also being developed for the repair of heart tissue following a heart attack, and for protection of pancreatic islet cells in patients with type 1 diabetes. Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

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

In April 2008, we committed to a plan to sell our assets related to Osteocel®, a product that we had produced and marketed since July 2005, for regenerating bone in orthopedic indications. On May 8, 2008, we entered into an Asset Purchase Agreement to sell our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel to NuVasive, Inc. The total proceeds from the sale of Osteocel were $85.0 million, all of which has been received by us. The assets and operations related to Osteocel are reported as discontinued operations in the condensed financial statements included in this Quarterly Report on Form 10-Q for all periods.

In August 2009, we announced the creation of a new Biosurgery Division focused on developing and marketing high-end biological products for use in surgical procedures. We intend to build on the success of our first generation implantable product, Osteocel which generated over $40 million of revenue for us before being sold for $85.0 million in 2008. We introduced our first biologic product from the Biosurgery Division during March 2010 for marketing trials.  Grafix Prime® is a wound care product manufactured from human placenta.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 49 U.S. and 280 foreign patents owned or licensed. We have 22 U.S. patent applications pending and 74 foreign patent applications pending.

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

Prochymal, our lead biologic drug candidate, is being evaluated in Phase III clinical trials for four indications including the first line treatment of acute graft versus host disease (“GvHD”), steroid refractory acute GvHD, biologics refractory Crohn’s disease and for the repair of gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.

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

In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children, 2 months to 17 years of age, with Grades B-D acute GvHD that hasn’t responded to steroids are eligible for treatment. Upon completion of enrollment of the Phase III trials evaluating Prochymal in adults with GvHD, the expanded access program was broadened to include patients 18 to 70 years of age. The expanded access programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

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

Phase III Clinical Trial—Steroid Refractory Acute GvHD

Our Phase III trial evaluated the safety and efficacy of Prochymal in conjunction with standard of care for the treatment of patients who had failed to respond to corticosteroid treatment for acute GvHD. This clinical trial was a double-blind, placebo-controlled study. Patients six months to 70 years of age were randomized to receive Prochymal or placebo at a 2:1 ratio in addition to standard of care. The trial enrolled 260 patients and treated 244 patients from 72 leading bone marrow transplant centers in the United States, Canada, Europe and Australia.

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

The Phase III trial to evaluate Prochymal as a first line treatment for GvHD is a randomized, double blind, placebo controlled study that completed enrollment with 192 patients from 52 leading transplant centers across the United States, Canada and Australia. Patients received a total of six infusions during the first four weeks of the study. The majority of patients enrolled in this trial were suffering from skin GvHD, which was well-controlled with steroids, particularly when given at a uniform controlled dose as prescribed in the protocol. The high response rates diminished the potential for Prochymal to demonstrate an effect.

Phase III Clinical Trial—Biologics Refractory Crohn’s Disease.

Based on our clinical observations of the effects of Prochymal on the gastrointestinal symptoms of patients with GvHD, we are developing Prochymal for the treatment of Crohn’s disease. Crohn’s disease is a chronic condition that results in inflammation of the gastrointestinal tract. We completed patient enrollment in a Phase II trial for Crohn’s disease.  We received Fast Track designation from the FDA for the development of Prochymal for patients with moderate to severe Biologics Refractory Crohn’s Disease.

Patients were enrolled in a Phase III trial evaluating Prochymal for the treatment of moderate to severe Crohn’s disease that is refractory to biological therapy. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age, with a Crohn’s Disease Activity Index (“CDAI”) greater than 250. Patients were enrolled at approximately 60 leading centers in the United States and Canada. The trial is evaluating patients with severe Crohn’s disease that is not responsive to treatment with steroids, immunomodulators (azathioprine, 6-mercaptopurine, and methotrexate), and biologic agents (Remicade®, Hurmira®, and Cimzia®).  The majority of patients enrolled thus far have failed at least two immunomodulators and two biological agents.  Patients are required to complete a “washout” period prior to study entry to ensure that residual benefit from prior therapy does not influence their response.  There were no differences in average Crohn’s Disease Activity Index (CDAI) scores at entry, which exceeded 350 in all arms prior to treatment, indicating the patients had very debilitating disease.

The primary endpoint for Protocol 603 is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal, compared to those patients receiving placebo.  For a patient to reach the primary end-point of disease remission, their CDAI score must fall to below 150.

In April 2010 we announced that we are resuming enrollment in this clinical trial evaluating Prochymal for patients with treatment resistant Crohn’s disease.  The findings of an interim analysis showed that for the primary endpoint of disease remission, Prochymal is approaching statistical significance in the intent to treat (ITT) population, and has reached significance in the per protocol population.  Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in any of the pre-defined safety outcomes compared to placebo.

The Crohn’s program consisted of two linked trials — one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments for the disease.  Enrollment was suspended in 2009 over concerns the trial design would make it difficult to detect a treatment effect.  The trial remained blinded, however, to permit an interim analysis of all 207 patients enrolled in the study.  The results showed that despite the initial concerns, the effect size, or difference between the Prochymal and placebo response rates, of one dose arm of Prochymal is consistent with the original statistical assumptions of the protocol and is significantly outperforming placebo.

The decision to resume enrollment was made following discussions with the Food and Drug Administration (FDA) about the results of the interim analysis.   Enrollment will now continue with the best-performing Prochymal dose arm and the placebo arm, according to the pre-specified adaptive trial design.  The trial has been repowered to compensate for the statistical penalty incurred by the interim analysis in the ITT population.  The follow-on maintenance trial (Protocol 610) has been discontinued to remove the potential for bias.

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

Positive two-year data was reported for a Phase I clinical trial evaluating the safety and efficacy of the intravenous administration of Prochymal in patients who experienced their first acute myocardial infarction (“AMI”). In the 53-patient, double-blind, placebo-controlled trial, patients receiving the therapy had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. In December 2009, results from the study were published in the Journal of the American College of Cardiology . Based on these positive findings, we received approval from the FDA to initiate a Phase II trial.

A Phase II double-blind, placebo-controlled trial to evaluate the safety and efficacy of Prochymal in conjunction with standard of care to improve heart function in patients who experience a first heart attack is currently enrolling patients. The trial is being conducted at leading institutions and academic research centers in the United States and Canada. Target enrollment is 220 patients and those participating will be randomized to Prochymal or placebo at a 1:1 ratio.

Phase II Clinical Trial—Early Onset Type 1 Diabetes Mellitus.

In early 2010, enrollment was completed for 63 patients in our Phase II, double-blind, placebo-controlled study evaluating Prochymal for the treatment of early onset type 1 diabetes in individuals 12 to 35 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients were enrolled within 2 to 16 weeks of being diagnosed with type 1 diabetes and received three infusions of Prochymal over the course of 60 days. The primary efficacy endpoint, the measurement of C-peptide produced after glucose stimulation, will be measured at one year. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs. To date, we received $3.5 million from JDRF to fund clinical costs, and expect to receive the remaining $500,000 during 2010.

Phase II Clinical Trial—Chronic Obstructive Pulmonary Disease

Enrollment in the 62-patient Phase II clinical trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe Chronic Obstructive Pulmonary Disease (“COPD”) was completed in the second half of 2008. Patients in the double-blind, placebo-controlled study were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, systemic inflammation and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients will be evaluated over the course of two years following initial Prochymal or placebo infusion.

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

Phase III Development—Animal Rule—Acute Radiation Syndrome.

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

Chondrogen is our biologic drug candidate for the treatment of osteoarthritis and the reduction of pain in the knee. In 2006, we completed enrollment of a randomized double-blind, placebo controlled Phase I/II clinical trial evaluating Chondrogen for safety and preliminary efficacy based upon regeneration of meniscus at six-months. In November 2007, we reported one-year data for the Phase I/II Chondrogen trial. The data continued to show improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (OA) who received Chondrogen as compared to those treated with the control, hyaluronic acid (HA). Patients receiving the control were 3.5 times more likely to experience degenerative bone changes associated with OA as compared to those receiving Chondrogen. The effects were dose dependent and pain scores improved from six months to one year following treatment, suggesting that Chondrogen caused a biological modification of patients’ OA.

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen, and providing for non-contingent, non-refundable upfront payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing the up front payments into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the first quarters of 2010 and 2009, related to this agreement.

Contingent milestone payments earned and for which we have no continuing performance obligations will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

In 2003, we entered into an agreement with a JCR Pharmaceuticals (“JCR”), granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan. During the first quarter of 2010, we achieved a $1 million milestone from JCR for development progress in Japan.  The collaboration with JCR also provides for additional milestone payments of up to $8.5 million for regulatory and sales milestones, as well as royalty payments on sales of the drug in Japan.

Under the DoD contract awarded to us in January 2008, we are seeking, in partnership with Genzyme, to develop Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD provides funding to us for development. We recognized $86,000 in revenue under the terms of this contract in the first quarter of 2010, on a cost reimbursement basis.

In prior years, we have entered into strategic agreements with others for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the JDRF to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. Under this collaborative agreement,  JDRF will provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We recognized $210,000 in revenue during the first three months of 2010 under this agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through March 31, 2010, we incurred aggregate research and development costs of approximately $374 million.

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

Other Income (Expense), Net

Investment income consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases. We do not expect to incur material interest expense in the near future as we had extinguished all of our outstanding debt as of December 31, 2008, and have invested our excess cash in investments available for sale.

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

The tax provision for the three months ended March 31, 2010, reflects an effective tax rate for continuing operations of 22% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2010.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2010 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues from Continuing Operations

Revenues from continuing operations were $11.4 million for the three months ended March 31, 2010 compared to $12.7 million for the first quarter of fiscal 2009.  During the three months ended March 31, 2010, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme, $1.0 million from our collaboration with JCR and $210,000 from our collaborative agreement with JDRF. Our revenues for the three month period also include $83,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes.  Revenues from continuing operations for the three months ended March 31, 2009 consisted of $10.0 million from the Genzyme agreement, $92,000 from the JDRF collaboration and $2.6 million from the DoD contract.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 were $6.6 million as compared to research and development expenses of $18.6 million for the same period of 2009.  The first quarter 2010 expenses include $1.2 million of development and initial manufacturing costs associated with our Biosurgery Division. The reduction in research and development expenses during the first quarter of 2010 when compared to the comparable period of the prior year reflects the completion of enrollment in our Phase III clinical trials and the associated reduction in site and patient costs, and reductions in our contract manufacturing activities as a result of the need for fewer clinical batches of Prochymal.  We also incur research and development expenses in connection with the preparation of our  applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended March 31, 2010 compared to $2.9 million for the comparable period in fiscal 2009.  The decrease in general and administrative expenses is primarily attributable to reductions in our non cash share-based compensation expense related to the deferral of issuance of stock for Board compensation until the second quarter of 2010. The non cash charge for share-based compensation allocated to general and administrative expenses during the fiscal quarter ended March 31, 2010 was $184,000 as compared to $774,000 for the same period last year.

Other Income (Expense), Net

Interest income, net was $88,000 for the three months ended March 31, 2010, compared to $98,000 in the corresponding period in fiscal 2009.  Our investments available for sale consist of relatively short-term, investment grade securities with a focus on avoiding market risk. Interest expense was immaterial in both periods.

Income from Discontinued Operations

Our Osteocel operations were sold during fiscal 2009 for $85.0 million, all of which was received during 2009.  During the first quarter of fiscal 2009, we recognized $22.7 million of income from discontinued operations, which primarily reflected the initial gain on sale, upon our receipt of the initial sales proceeds of $35.0 million.

Liquidity and Capital Resources

Liquidity

At March 31, 2010, we had $91.2 million in cash, receivables and investments available for sale.  We did not have any outstanding debt at any time during fiscal 2010 to date, or during all of fiscal 2009. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of March 31, 2010 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Three Months Ended March 31, 2010 and 2009

Cash used in operating activities of continuing operations for the three months ended March 31, 2010 was $10.6 million compared to $14.4 million in the same quarter of the prior year.  The 2010 income from continuing operations of $2.4 million was offset by decreases in working capital, primarily accounts payable, accrued expenses, and deferred revenue.  Cash used by operating activities of continuing operations during the first quarter of 2009 reflect our loss from continuing operations of $7.9 million, which was increased primarily by a reduction in deferred revenue.

Cash used by operating activities of discontinued operations for the first quarter of fiscal 2010 was $0.4 million, compared to cash used in operating activities of discontinued operations of $2.4 million in the same period of the prior year.  The 2010 amount represents the final settlement of the current liabilities of discontinued operations that had been outstanding as of December 31, 2009.  The 2009 amount reflects the cash portion of the income from discontinued operations generated in 2009, offset by a decrease in receivables.

Cash provided by investing activities during the first quarter of 2010 was $10.9 million compared to $21.7 million in the same period of the prior year.  Both amounts represent approximately $11 million in proceeds from the sale of investments, while the difference between the two years was due to the cash received from the sale of our Osteocel business in 2009.

Cash used in financing activities during the first quarter of 2009 was $0.4 million, which reflects an increase in restricted cash used to collateralize a letter of credit for our lease.  Cash used in financing activities during the first quarter of 2010 was not material.

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

•                  the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities; and

•                  the costs of expanding our work force consistent with expanding our business and operations and status as a public company.

Off-Balance Sheet Arrangements.

We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk ..

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

Foreign Current Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three months ended March 31, 2010 or 2009, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 12, 2010.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           (Removed and Reserved).

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

Osiris Therapeutics, Inc.

Date: May 7, 2010	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2010	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)