Form 10-Q
period 2010-06-30
OSIRIS THERAPEUTICS, INC.
filed 2010-08-06
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-32966

OSIRIS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Maryland	71-0881115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7015 Albert Einstein Drive, Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, par value $0.001 per share	32,788,894

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                               Financial Statements - Unaudited.

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$1,484	$1,306
Investments available for sale	82,589	99,409
Accounts receivable	323	1,138
Inventory	126	—
Prepaid expenses and other current assets	786	948
Total current assets	85,308	102,801

Property and equipment, net	3,445	3,734
Restricted cash	666	666
Other assets	284	395
Total assets	$89,703	$107,596

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$6,894	$9,013
Deferred revenue, current portion	40,898	41,011
Capital lease obligations, current portion	—	3
Current liabilities of discontinued operations	—	412
Total current liabilities	47,792	50,439

Deferred revenue, net of current portion	23,753	44,173
Other long-term liabilities	474	424
Total liabilities	72,019	95,036

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,789 shares outstanding - 2010, 32,773 outstanding - 2009	33	33
Additional paid-in-capital	273,816	272,959
Accumulated other comprehensive income (loss)	16	(88)
Accumulated deficit	(256,181)	(260,344)
Total stockholders’ equity	17,684	12,560
Total liabilities and stockholders’ equity	$89,703	$107,596

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue from collaborative research agreements, government contract and royalties	$10,304	$10,469	$21,681	$23,195

Operating expenses:
Research and development	6,456	18,540	13,016	37,107
General and administrative	1,602	2,321	3,409	5,234
	8,058	20,861	16,425	42,341

Income (loss) from operations	2,246	(10,392)	5,256	(19,146)

Other income, net	36	155	124	253

Income (loss) from continuing operations, before income taxes	2,282	(10,237)	5,380	(18,893)

Income tax (expense) benefit	(535)	1,650	(1,217)	2,398
Income (loss) from continuing operations	1,747	(8,587)	4,163	(16,495)

Discontinued operations:
Income (loss) from operations of discontinued operations, net of income taxes	—	(142)	—	1,097
Gain (loss) from sale of discontinued operations, net of income taxes	—	(952)	—	20,476
Income (loss) from discontinued operations	—	(1,094)	—	21,573

Net income (loss)	$1,747	$(9,681)	$4,163	$5,078

Basic income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.26)	$0.13	$(0.50)
Income (loss) from discontinued operations	—	(0.03)	—	0.66
Basic earnings (loss) per share	$0.05	$(0.30)	$0.13	$0.16

Diluted income (loss) per share
Income (loss) from continuing operations	$0.05	$(0.26)	$0.13	$(0.50)
Income (loss) from discontinued operations	—	(0.03)	—	0.66
Diluted earnings (loss) per share	$0.05	$(0.30)	$0.13	$0.16

Weighted Average Common Shares (basic)	32,780	32,737	32,777	32,715

Weighted Average Common Shares (diluted)	33,084	32,737	33,086	32,715

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2010	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560

Exercise of options to purchase common stock ($0.40 per share)	3,750	—	1	—	—	1

Issuance of common stock for services rendered by Directors ($6.46 per share)	11,500	—	74	—	—	74

Share-based payment — employee compensation	—	—	782	—	—	782

Comprehensive Income:

Net income for the period	—	—	—	—	4,163	4,163

Unrealized gain on investments available for sale	—	—	—	104	—	104
Total Comprehensive Income						4,267

Balance at June 30, 2010	32,788,581	$33	$273,816	$16	$(256,181)	$17,684

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$4,163	$(16,495)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations:
Depreciation and amortization	378	305
Non cash share-based payments	856	1,771
Changes in operating assets and liabilities:
Accounts receivable	815	892
Prepaid expenses and other current assets	36	(2,083)
Other assets	111	278
Accounts payable and accrued expenses	(2,034)	4,220
Deferred revenue	(20,533)	(20,213)
Net cash used in continuing operations	(16,208)	(31,325)
Discontinued operations
Income from discontinued operations	—	21,573
Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
Non cash impact of the sale of discontinued operations	—	(26,623)
Depreciation and amortization	—	210
Provision for bad debts	—	45
Non cash share-based payments	—	98
Changes in operating assets and liabilities:
Accounts receivable	—	519
Inventory and other current assets	—	1,707
Accounts payable and accrued expenses	(412)	669
Net cash used in discontinued operations	(412)	(1,802)

Net cash used in operating activities	(16,620)	(33,127)

Cash flows from investing activities:
Purchases of property and equipment	(89)	(181)
Proceeds from the sale of property and equipment	—	17
Proceeds from sale of discontinued operations, net	—	9,853
Proceeds from sale of investments available for sale	17,098	23,770
Purchases of investments available for sale	(209)	—

Net cash provided by investing activities	16,800	33,459

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(3)	(4)
Restricted cash	—	(536)
Proceeds from the exercise of stock options	1	430

Net cash used in financing activities	(2)	(110)

Net increase in cash	178	222
Cash at beginning of period	1,306	940

Cash at end of period	$1,484	$1,162

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1.      Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders; we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace. We have several research collaboration agreements and a government contract for additional product development.  During 2009, we created a Biosurgery Division, focused on harnessing the ability of cells and novel constructs to promote the body’s natural healing.

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

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”) for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme has made non-contingent, non-refundable cash payments to us, totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

required development services, which extend through the first quarter of 2012. Accordingly, we recognized $10.0 million of revenue in each of the first two fiscal quarters of both 2010 and 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $23.3 million of long-term deferred revenue as of June 30, 2010. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008, and we will complete our work under the contract during 2010. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $27,000 and $113,000 in revenue from the DoD contract during the three and six months ended June 30, 2010, respectively, and $200,000 and $2.8 million, respectively, in revenue during the comparable periods of 2009.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received $3.5 million of the contingent milestones to date, and expect to receive the remaining $500,000 during 2010. We are amortizing the funding received, resulting in $210,000 of revenue in each of the two fiscal quarters to date in 2010 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $840,000 of current deferred revenue and $420,000 of long-term deferred revenue as of June 30, 2010.

We have also entered into several strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. (“JCR”) pertaining to hematologic malignancies (GvHD) drugs for distribution in Japan.  Under such agreements, we receive fees for licensing the use of our technology. We recognized $1.0 million of revenue during the first fiscal quarter of 2010 from JCR upon the achievement of a milestone event specified in the agreement.

We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue as the sales are made. Our overall revenues include $68,000 and $148,000 of such royalty revenue during the three and six months ended June 30, 2010, respectively, and $87,000 and $153,000 of such revenue during the comparable periods of 2009.

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

Potentially dilutive effects of common share equivalents are calculated based upon the income (loss) from continuing operations.  Accordingly, the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant and all 1,221,292 of our outstanding options as of June 30, 2009 were excluded from the calculation of diluted earnings per share, as their impact on our loss from continuing operations is anti-dilutive.  As a result basic and diluted income per share are identical for those periods.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Diluted income per common share for the three months ended June 30, 2010 excludes 939,125 “out-of the money” stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, as their effect is anti-dilutive.  Similarly, diluted income per common share for the six months ended June 30, 2010 excludes 791,041 “out-of the money” stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
	(000s)	(000s)
Basic weighted average common shares outstanding	32,780	32,777
Dilutive weighted average options outstanding	304	309
Dilutive weighted average warrants outstanding	—	—

Diluted weighted average common shares outstanding	33,084	33,086

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

A summary of the combined activity under both of our stock-based compensation plans as of June 30, 2010 and changes during the six months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				($000)
Outstanding at January 1, 2010	1,000,762	$10.78	7.11	$2,187
Granted at market value	404,500	7.38
Exercised	(3,750)	0.40		24
Forfeited	(27,875)	12.38		—
Outstanding at June 30, 2010	1,373,637	9.77	7.31	1,726

Exercisable at June 30, 2010	638,886	8.26	5.79	1,726

The weighted average grant date fair value of options granted during the six months ended June 30, 2010 was $3.78 per share.  We received a total of $1,000 in cash from the exercise of options during the six months ended June 30, 2010.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

As of June 30, 2010, 732,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of operations for the three and six months ended June 30, 2010 and 2009 is allocable to our research and development activities, discontinued operations and general and administrative activities, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($000)	($000)	($000)	($000)
Research and development	$229	$242	$420	$486
Discontinued operations	—	(27)	—	98
General and administrative	253	511	436	1,285
Total	$482	$726	$856	$1,869

As of June 30, 2010, there was approximately $2.3 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately 2.0 years, as the options vest.

Supplemental Cash Flow Information

	Six Months Ended June 30,
	2010	2009
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$4
Cash paid for income taxes	935	—

Recent Accounting Guidance Not Yet Adopted at June 30, 2010

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

In March 2010, ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”) was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective on a prospective basis for milestones achieved on or after January 1, 2011, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We expect to prospectively apply the amended guidance to milestones achieved on or after January 1, 2011. The new guidance is consistent with our current revenue recognition policies for arrangements with milestones. As a result, we do not believe the adoption of this ASU will have a material impact on our financial statements.

3.     Collaboration Agreements and Government Contract

We are a party to several material collaborative agreements and other contracts as fully described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).  There have not been any material changes to any of these agreements during 2010

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

that require disclosure.  The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

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

The Asset Purchase Agreement, which was amended several times, provided for up to $85.0 million of total purchase price, all of which we ultimately earned.

We recognized a pre-tax gain of approximately $23.5 million on the sale of discontinued operations during 2009, essentially all of which was recognized during the first fiscal quarter of that year.  Net of taxes, the gain on the sale was approximately $20.5 million during 2009.

As stipulated under the Asset Purchase Agreement, we ceased manufacturing Osteocel on March 28, 2009. As a result of this cessation of manufacturing, we committed to a workforce reduction of the approximately 80 employees involved in the Osteocel business. Employees directly affected by the workforce reduction received notification on March 30, 2009, and the workforce reduction was substantially completed in the second quarter of 2009. All of the affected employees received severance benefits, comprised principally of severance, benefits continuation costs and outplacement services. Total one-time termination benefits for the reduction in force totaled approximately $1.4 million, which was recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009.

We eliminated the Osteocel asset group from our ongoing operations as a result of the disposal transaction and have presented the group’s assets, liabilities, and the results of the group’s operations as a discontinued operation for all periods.

The net assets allocable to the Osteocel asset group at December 31, 2009 were current liabilities totaling $412,000, all of which were paid during the first quarter of 2010.

Summarized operating results of the Osteocel asset disposal group for the three and months ended June 30, 2009 are as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	($000)	($000)
Product sales	$29	$6,296
Cost of goods sold	128	4,915
Gross profit (loss)	(99)	1,381

Selling, general & administrative expenses	—	124
Income (loss) from operations of discontinued operations, before income taxes	(99)	1,257
Income taxes	43	160
Income (loss) from operations of discontinued operations	$(142)	$1,097

5.                     Segment Reporting

At the end of the third quarter of 2009, we created a Biosurgery Division, focused on developing high-end biologic products for use in surgical procedures.

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

Our Biosurgery segment is focused on the development, manufacture and sale of biologic products designed to promote the body’s natural healing process and improve surgical outcomes.  During the first quarter of 2010, we commenced the manufacturing of our first potential product from this new segment, a regenerative wound care product.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

We commenced manufacturing operations during 2010, and are currently distributing the product only for initial clinical evaluation. We have not yet launched the product for commercial sale.  Accordingly, we have incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment, but have yet to recognize any revenue from sales.  We expect to initiate sales of our first Biosurgery product during fiscal 2010.

Therefore, at this time, we manage our business based on the costs specifically attributable to each of our segments.  We expect to begin managing our business based on more traditional measures of segment income once we have commenced sales of our Biosurgery products.

The costs specifically attributable to each of our segments for the three and six months ended June 30, 2010 are as follows:

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	($000)			($000)
	Biologic Drug Candidates	Biosurgery	Total	Biologic Drug Candidates	Biosurgery	Total

Operating expenses:
Research and development	$5,161	$1,295	$6,456	$10,592	$2,424	$13,016
General and administrative	1,439	163	1,602	3,101	308	3,409
Total operating expenses:	$6,600	$1,458	$8,058	$13,693	$2,732	$16,425

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

The assets specifically attributable to each of our segments as of June 30, 2010 are as follows:

	June 30, 2010 ($000)
	Biologic Drug Candidates	Biosurgery
Segment assets:
Accounts receivable	$323	$—
Inventory	—	126
Total segment assets	$323	$126

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

The tax expense for the six months ended June 30, 2010 reflects an effective tax rate of 22% compared to a U.S statutory tax rate of 35%. The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax.

During the three and six months ended June 30, 2010 and 2009, we recognized the following income tax expense (benefit):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($000)	($000)	($000)	($000)
Tax expense (benefit) to continuing operations	$535	$(1,650)	$1,217	$(2,398)
Tax expense of operations of discontinued operations	—	43	—	160
Tax expense of sale of discontinued operations	—	950	—	2,977

Total income tax expense (benefit)	$535	$(657)	$1,217	$739

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

At June 30, 2010, the balance of our net operating loss and tax credit carryforwards is $62.1 million, a decrease of $3.2 million from December 31, 2009.  Our deferred tax assets have been fully reserved in both 2010 and 2009 since their ultimate future realization cannot be assured.

7.                     Investments Available for Sale

Investments available for sale consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	($000)
		Unrealized
	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$16,706	$—	$(4)	$16,702
Commercial paper	12,199	—	—	12,199
	28,905		(4)	28,901
Short term investments:
Common stock
Corporate notes and bonds	42,427	14	—	42,441
US government agencies	11,241	6	—	11,247
	53,668	20	—	53,688

Total investments available for sale	$82,573	$20	$(4)	$82,589

	December 31, 2009
	($000)
		Unrealized
	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$23,706	$1	$—	$23,707
Commercial paper	19,393	—	—	19,393
	43,099	1	—	43,100
Short term investments:
Common stock	573	—	(84)	489
Corporate notes and bonds	42,586	36	(44)	42,578
US government agencies	13,239	6	(3)	13,242
	56,398	42	(131)	56,309

Total investments available for sale	$99,497	$43	$(131)	$99,409

The following table summarizes maturities of our investments available for sale as of June 30, 2010 and December 31, 2009:

	June 301, 2010 ($000)		December 31, 2009 ($000)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$75,357	$75,370	$28,330	$28,240
Between 3—12 months	2,173	2,172	65,824	65,819
Between 1—2 years	5,043	5,047	5,343	5,350
Total investments available for sale	$82,573	$82,589	$99,497	$99,409

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Realized gains and losses on the sale of investments available for sale were $36,000 and $124,000, respectively, for the three and six months ended June 30, 2010, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we obtain the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, we would determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available. To date, we have never had any assets that were required to be classified as Level 3.

Effective January 1, 2010, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition, as there were no transfers to or from Levels 1 and 2 to date in 2010.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	($000)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$15,706	$—	$—	$15,706
Government Obligations	11,247			11,247
Certificates of Deposit		996		996
Agency Obligations		39,693		39,693
Corporate Debt Securities & Commercial Paper		14,072		14,072
Municipal Securities		100		100
Foreign Bonds		776		776

Short Term Investments Available for Sale	$26,953	$55,636	$—	$82,589

	December 31, 2009
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$18,456	$—	$—	$18,456
Government Obligations	11,367			11,367
Common Stock	490			490
Certificates of Deposit		5,251		5,251
Agency Obligations		38,691		38,691
Corporate Debt Securities & Commercial Paper		23,795		23,795
Foreign Bonds		1,259		1,259
Municipal Securities		101		101

Short Term Investments Available for Sale	$30,313	$69,096	$—	$99,409

9.                     Subsequent Events

We evaluated our June 30, 2010 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2009, and our unaudited Condensed Financial Statements for the three and six months ended June 30, 2010 and 2009 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

When we use the terms “Osiris,” “we,”  “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2010 and 2009.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2009.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas.  We believe our stem cell products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We were incorporated in Maryland in March 2010. Our predecessor company was organized in 1992. We have two business segments, Therapeutics and Biosurgery.  Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source — adult bone marrow. Our Biosurgery division works to harness the ability of cells and novel constructs to promote the body’s natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians.

Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in Phase 3 trials for four indications, including steroid refractory acute graft versus host disease (“GvHD”), newly diagnosed acute GvHD, Crohn’s disease and for the repair of gastrointestinal injury resulting from radiation exposure (animal rule), and is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”). Prochymal is also being developed for the repair of heart tissue following a heart attack, for protection of pancreatic islet cells in patients with type 1 diabetes, and the treatment of pulmonary disease. Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada and Genzyme has been granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to another pharmaceutical company. Under the agreement, we were paid $130.0 million for these rights. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate in addition to royalties on any sales by Genzyme to be paid by Genzyme to us.

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

In August 2009, we announced the creation of a Biosurgery Division focused on developing and marketing high-end biological products for use in surgical procedures. We intend to build on the success of our first generation implantable product, Osteocel which generated over $40 million of revenue for us before being sold for $85.0 million in 2008. We introduced our first potential biologic product from the Biosurgery Division during March 2010 and are currently distributing the product only for clinical evaluation.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 49 U.S. and 299 foreign patents owned or licensed. We have 23 U.S. patent applications pending and 73 foreign patent applications pending.

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

The following table summarizes key information about our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	Phase 3
	First Line Treatment of Acute GvHD	Phase 3
	Treatment-Resistant Acute GvHD	Expanded Access
	Biologics Refractory Crohn’s Disease	Phase 3
	Type I Diabetes Mellitus	Phase 2
	Acute Myocardial Infarction	Phase 2
	Pulmonary Disease	Phase 2
	Acute Radiation Syndrome	Phase 3 (Animal Rule)

Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

Prochymal, our lead biologic drug candidate, is being evaluated in Phase 3 trials for four indications including the first line treatment of acute graft versus host disease (“GvHD”), steroid refractory acute GvHD, biologics refractory Crohn’s disease and for the repair of gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product. Prochymal is also being developed for the repair of heart tissue following a heart attack, for protection of pancreatic islet cells in patients with type 1 diabetes, and the treatment of pulmonary disease.

Prochymal for Treatment-Resistant GvHD

GvHD is a life threatening immune system reaction that commonly affects one or more of the skin, gastrointestinal tract, and liver in patients who have received a bone marrow transplant. Although in the U.S. there are no drugs approved for treating GvHD, the disease is commonly treated off-label with steroids. GvHD that does not respond to this treatment is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In a Phase 2 trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, all responded to treatment with Prochymal, and 59% achieved complete resolution of their disease. Prochymal has been granted Fast Track status by FDA as well as Orphan Drug status by FDA and the European Medicines Agency for GvHD.

In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children, 2 months to 17 years of age, with Grades B-D acute GvHD that hasn’t responded to steroids are eligible for treatment. Upon completion of enrollment of the Phase 3 trials evaluating Prochymal in adults with GvHD, the expanded access program was broadened to include patients 18 to 70 years of age. The expanded access programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

In February 2010, we reported the results of a study evaluating Prochymal as a rescue therapy in 59 pediatric patients with severe, treatment-resistant acute GvHD. The trial enrolled patients with Grades B-D acute GvHD who had failed steroids and other immunosuppressive agents. Patients in the study received two intravenous infusions of Prochymal per week for a total of four weeks. Patients who experienced a partial response by day 28 were eligible for continued treatment. GvHD assessments were used in the study to detect improvements in patients treated with Prochymal. At study entry, 88% of children had Grade C/D GvHD, the most severe forms of GvHD and were unresponsive to an average of three lines of therapy. Overall response to treatment with Prochymal at 28 days was 63%. Response to Prochymal at day 28 significantly improved survival over those patients who progressed (78% vs. 9%, p<0.05). Patients in the trial were treated at 31 pediatric transplant centers across the U.S., Canada, Europe and New Zealand.

In September 2009, we announced the preliminary results for the two Prochymal Phase 3 GvHD trials described below. While the trials did not reach significance in their primary endpoints, the studies did reveal several important findings:

•                          The primary endpoint for the steroid-refractory GvHD trial (durable complete response) for the per protocol population approached statistical significance (40% Prochymal vs. 28%, standard of care, p=0.087, n=179);

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

In July 2010, we announced that the Biologics and Genetic Therapies Directorate of Health Canada has completed its initial evaluation and accepted for full review our New Drug Submission of Prochymal for the treatment of GvHD. Health Canada has notified us that the application has been granted Priority Review, shortening the scheduled examination period from 300 to 180 days. Heath Canada also informed us that it plans to add Prochymal to its Register of Innovative Drugs, subject to a final review upon approval. This registration would confer eight years of market exclusivity, beginning on the date of Prochymal’s approval for commercial sale in Canada. This registration also generally provides that, during such period of market exclusivity, no submission for a generic version of Prochymal would be approved by Health Canada for GvHD.

Phase 3 Clinical Trial—Steroid Refractory Acute GvHD

Our Phase 3 trial evaluated the safety and efficacy of Prochymal in conjunction with standard of care for the treatment of patients who had failed to respond to corticosteroid treatment for acute GvHD. This clinical trial was a double-blind, placebo-controlled study. Patients six months to 70 years of age were randomized to receive Prochymal or placebo at a 2:1 ratio in addition to standard of care. The trial completed enrollment with 260 patients in 2009 and treated 244 patients from 72 leading bone marrow transplant centers in the United States, Canada, Europe and Australia.

The primary endpoint, durable complete response, for the per-protocol population in the Phase 3 trial evaluating Prochymal in steroid-refractory GvHD approached but did not reach statistical significance, with 40% of patients receiving Prochymal, as compared to 28% of placebo patients, achieving a durable complete response. The per-protocol patient population refers to the group of patients that met all of the study protocol requirements, such as inclusion and exclusion criteria. The addition of Prochymal to standard of care significantly improved response in steroid-refractory liver (76% vs. 47%, p=0.03) and gastrointestinal (82% vs. 68%, p=0.03) GvHD. In the sickest patients—those with GvHD affecting all three organs—skin, liver and gastrointestinal tract—treatment with Prochymal resulted in a 63% overall response rate, while none of the placebo-treated patients responded (p<0.05). Prochymal also demonstrated a positive safety profile relative to placebo.

Phase 3 Clinical Trial—First Line Treatment of Acute GvHD.

Our previous Phase 2 trial for treatment of newly diagnosed acute GvHD completed enrollment in 2009 and indicated that patients were twice as likely to have total clinical resolution of their disease when Prochymal was added to steroid therapy, compared to reported results for treatment with steroids alone. Twenty-nine of 31 patients, or 94%, responded in the Phase 2 trial, after receiving two infusions of Prochymal, with 24 patients, or 77% achieving a complete response, meaning the patients had experienced total clinical resolution of the disease. At six months, 61% of all patients treated with Prochymal still had a durable response requiring no additional immunosuppressive therapy, clinical intervention, or increased steroid use. Of these, 95% were alive at six months.

The Phase 3 trial to evaluate Prochymal as a first line treatment for GvHD is a randomized, double blind, placebo controlled study that completed enrollment in 2009 with 192 patients from 52 leading transplant centers across the United States, Canada and Australia. Patients received a total of six infusions during the first four weeks of the study. The majority of patients enrolled in this trial were suffering from skin GvHD, which was well-controlled with steroids, particularly when given at a uniform controlled dose as prescribed in the protocol. The high response rates diminished the potential for Prochymal to demonstrate an effect.

Phase 3 Clinical Trial—Biologics Refractory Crohn’s Disease.

Based on our clinical observations of the effects of Prochymal on the gastrointestinal symptoms of patients with GvHD, we are developing Prochymal for the treatment of Crohn’s disease. Crohn’s disease is a chronic condition that results in inflammation of the gastrointestinal tract. We completed patient enrollment in a Phase 2 trial for Crohn’s disease.  We received Fast Track designation from the FDA for the development of Prochymal for patients with moderate to severe biologics refractory Crohn’s disease.

Patients were enrolled in a Phase 3 trial evaluating Prochymal for the treatment of moderate to severe Crohn’s disease that is refractory to biological therapy. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age, with a Crohn’s Disease Activity Index (“CDAI”) greater than 250. Patients were enrolled at approximately 60 leading centers in the United States and Canada. The trial evaluates patients with severe Crohn’s disease that is not responsive to treatment with steroids, immunomodulators (azathioprine, 6-mercaptopurine, and methotrexate), and biologic agents (Remicade®, Hurmira®, and Cimzia®).

In April 2010 we announced that we would resume enrollment in the Crohn’s program that had been suspended in 2009 over concerns about the trial design.  The Crohn’s program initially consisted of two linked trials — one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments for the disease.  The primary endpoint for Protocol 603 is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal, compared to those patients receiving placebo.  For a patient to reach the primary end-point of disease remission, their CDAI score must fall to below 150.  Concerns that the trial design would make it difficult to detect a treatment effect led to the suspension.  The trial remained blinded, however, to permit an interim analysis of all 207 patients enrolled in the study.  The findings of an interim analysis showed that the majority of patients enrolled thus far have failed at least two immunomodulators and two biological agents.  Patients are required to complete a “washout” period prior to study entry to ensure that residual benefit from prior therapy does not influence their response.  There were no differences in average Crohn’s Disease Activity Index (CDAI) scores at entry, which exceeded 350 in all arms prior to treatment, indicating the patients had very debilitating disease. For the primary endpoint of disease remission, Prochymal is approaching statistical significance in the intent to treat (ITT) population, and has reached significance in the per protocol population.  Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in any of the pre-defined safety outcomes compared to placebo. The results showed that despite the initial concerns, the effect size, or difference between the Prochymal and placebo response rates, of one dose arm of Prochymal is consistent with the original statistical assumptions of the protocol and is significantly outperforming placebo. This led to the announcement that we are resuming enrollment in this clinical trial evaluating Prochymal for patients with treatment resistant Crohn’s disease.

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

Phase 2 Clinical Trial—Acute Myocardial Infarction.

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

Positive two-year data was reported for a Phase 1 clinical trial evaluating the safety and efficacy of the intravenous administration of Prochymal in patients who experienced their first acute myocardial infarction (“AMI”). In the 53-patient, double-blind, placebo-controlled trial, patients receiving the therapy had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. In December 2009, results from the study were published in the Journal of the American College of Cardiology. Based on these positive findings, we received approval from the FDA to initiate a Phase 2 trial.

A Phase 2 double-blind, placebo-controlled trial to evaluate the safety and efficacy of Prochymal in conjunction with standard of care to improve heart function in patients who experience a first heart attack is currently enrolling patients. The trial is being conducted at leading institutions and academic research centers in the United States and Canada. Target enrollment is 220 patients and those participating will be randomized to Prochymal or placebo at a 1:1 ratio.

Phase 2 Clinical Trial—Early Onset Type 1 Diabetes Mellitus.

In early 2010, enrollment was completed for 63 patients in our Phase 2, double-blind, placebo-controlled study evaluating Prochymal for the treatment of early onset type 1 diabetes in individuals 12 to 35 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients were enrolled within 2 to 20 weeks of being diagnosed with type 1 diabetes and received three infusions of Prochymal over the course of 60 days. The primary efficacy endpoint, the measurement of C-peptide produced after glucose stimulation, will be measured at one year. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs. To date, we received $3.5 million from JDRF to fund clinical costs, and expect to receive the remaining $500,000 during 2010.

Phase 2 Clinical Trial—Chronic Obstructive Pulmonary Disease

Enrollment in the 62-patient Phase 2 clinical trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe Chronic Obstructive Pulmonary Disease (“COPD”) was completed in the second half of 2008. Patients in the double-blind, placebo-controlled study were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, systemic inflammation and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients will be evaluated over the course of two years following initial Prochymal or placebo infusion.

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

Phase 3 Development—Animal Rule—Acute Radiation Syndrome.

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

Chondrogen is our biologic drug candidate for the treatment of osteoarthritis and the reduction of pain in the knee. In 2006, we completed enrollment of a randomized double-blind, placebo controlled Phase 1/2 clinical trial evaluating Chondrogen for safety and preliminary efficacy based upon regeneration of meniscus at six-months. In November 2007, we reported one-year data for the Phase 1/2 Chondrogen trial. The data continued to show improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (OA) who received Chondrogen as compared to those treated with the control, hyaluronic acid (HA). Patients receiving the control were 3.5 times more likely to experience degenerative bone changes associated with OA as compared to those receiving Chondrogen. The effects were dose dependent and pain scores improved from six months to one year following treatment, suggesting that Chondrogen caused a biological modification of patients’ OA.

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen, and providing for non-contingent, non-refundable upfront payments to us of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing the up front payments into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the first two quarters of 2010 and 2009, related to this agreement.

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

Under the DoD contract awarded to us in January 2008, we are seeking, in partnership with Genzyme, to develop Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD provides funding to us for development. We recognized $113,000 in revenue under the terms of this contract in the first half of 2010, on a cost reimbursement basis.

In prior years, we have entered into strategic agreements with others for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the JDRF to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. Under this collaborative agreement,  JDRF will provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We recognized $420,000 in revenue during the first six months of 2010 under this agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2010, we incurred aggregate research and development costs of approximately $380 million.

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity for our existing biologic drug candidates as they advance through the development cycle, and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Income Taxes

We have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $65.3 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. In fiscal 2010 and 2009, we recorded a provision for income taxes to recognize the U.S. Federal alternative minimum tax on our taxable income.

The tax provision for the three and six months ended June 30, 2010, reflects an effective tax rate for continuing operations of 22% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2010.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2010 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues from Collaborative Research Licenses & Grants

Revenues were $10.3 million for the three months ended June 30, 2010 compared to $10.5 million for the second quarter of fiscal 2009.  During the three months ended June 30, 2010, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $210,000 from our collaborative agreement with JDRF. Our revenues for the three month period also include $27,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes.  Revenues from continuing operations for the three months ended June 30, 2009 consisted of $10.0 million from the Genzyme agreement, $120,000 from the JDRF collaboration and $261,000 from the DoD contract, plus other minor royalties.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2010 were $6.5 million as compared to research and development expenses of $18.5 million for the same period of 2009.  The second quarter 2010 expenses include $1.3 million of development and initial manufacturing costs associated with our Biosurgery Division. The reduction in research and development expenses during the second quarter of 2010 when compared to the comparable period of the prior year reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction in site and patient costs, and reductions in our contract manufacturing activities as a result of the need for fewer clinical batches of Prochymal.  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended June 30, 2010 compared to $2.3 million for the comparable period in fiscal 2009.  The decrease in general and administrative expenses is primarily attributable to reductions in our non cash share-based compensation expense and reductions in our legal expenses related to our intellectual property. The non cash charge for share-based compensation, including share grants to members of our Board of Directors, allocated to general and administrative expenses during the fiscal quarter ended June 30, 2010 was $253,000 as compared to $511,000 for the same period last year.

Other Income (Expense), Net

Investment income, net was $36,000 for the three months ended June 30, 2010, compared to $155,000 in the corresponding period in fiscal 2009.  Our investments available for sale consist of relatively short-term, investment grade securities with a focus on avoiding market risk. Interest expense was immaterial in both periods.

Income (Loss) from Discontinued Operations

Our Osteocel operations were sold during fiscal 2009 for $85.0 million, all of which was received during 2009.  During the second quarter of fiscal 2009, we recognized $1.1 million of loss from discontinued operations. The loss from discontinued operations in the second fiscal quarter of 2009 was primarily the effect of the increase in the estimated effective income tax rate for the full fiscal year, which increased to 12.7% in the second quarter when it was estimated to be 8.6% during the quarter ended March 31, 2009.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues from Collaborative Research Licenses & Grants

Revenues were $21.7 million for the six months ended June 30, 2010 compared to $23.2 million for the first half of fiscal 2009.  During the six months ended June 30, 2010, we recognized $20.0 million in revenue from our collaborative agreement with Genzyme, $1.0 million from our collaboration with JCR, and $420,000 from our collaborative agreement with JDRF. Our revenues for the six month period also include $113,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes.  Revenues for the six months ended June 30, 2009 consisted of $20.0 million from the Genzyme agreement, $212,000 from the JDRF collaboration and $2.8 million from the DoD contract, plus other royalties.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2010 were $13.0 million as compared to research and development expenses of $37.1 million for the same period of 2009.  The first half 2010 expenses include $2.4 million of development and initial manufacturing costs associated with our Biosurgery Division. The reduction in research and development expenses during the first half of 2010 when compared to the comparable period of the prior year reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction in site and patient costs, and reductions in our contract manufacturing activities as a result of the need for fewer clinical batches of Prochymal. .  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the six months ended June 20, 2010 compared to $5.2 million for the comparable period in fiscal 2009.  The decrease in general and administrative expenses is primarily attributable to reductions in incentive compensation, non cash share-based compensation expense and reductions in our legal expenses related to our intellectual property. The non cash charge for share-based compensation, including share grants to members of our Board of Directors, allocated to general and administrative expenses during the six months ended June 30, 2010 was $436,000 as compared to $1.3 million for the same period last year

Other Income (Expense), Net

Investment income, net was $124,000 for the six months ended June 30, 2010, compared to $253,000 in the corresponding period in fiscal 2009.  Our investments available for sale consist of relatively short-term, investment grade securities with a focus on avoiding market risk. Interest expense was immaterial in both periods.

Income from Discontinued Operations

Our Osteocel operations were sold during fiscal 2009 for $85.0 million, all of which was received during 2009.  During the first half of fiscal 2009, we recognized $21.6 million of income from discontinued operations.

Liquidity and Capital Resources

Liquidity

At June 30, 2010, we had $84.1 million in cash and investments available for sale.  We did not have any outstanding debt at any time during fiscal 2010 to date, or during all of fiscal 2009. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of June 30, 2010 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Six Months Ended June 30, 2010 and 2009

Cash used in operating activities of continuing operations for the six months ended June 30, 2010 was $16.2 million compared to $31.3 million in the corresponding fiscal period of the prior year.  The 2010 income from continuing operations of $4.2 million was offset by net decreases in working capital, primarily accounts payable, accrued expenses, and deferred revenue.  Cash used by operating activities of continuing operations during the first half of 2009 reflect our loss from continuing operations of $16.5 million, which was increased primarily by a reduction in deferred revenue.

Cash used by operating activities of discontinued operations for the first half of fiscal 2010 was $0.4 million, compared to cash used in operating activities of discontinued operations of $1.8 million in the same period of the prior year.  The 2010 amount represents the final settlement of the current liabilities of discontinued operations that had been outstanding as of December 31, 2009.  The 2009 amount reflects the cash portion of the income from discontinued operations generated in 2009, offset by a decrease in receivables and inventory.

Cash provided by investing activities during the first half of 2010 was $16.8 million compared to $33.5 million in the same period of the prior year.  The 2010 amount primarily reflects the sale of investments and minor property and equipment purchases.  In the comparable period of fiscal 2009, we sold $23.7 million of investments and realize $9.9 million in net proceeds from the sale of our Osteocel business.

Cash used in financing activities during the first half of 2010 was $2,000. Cash used in financing activities during the first half of 2009 was $110,000, and consisted of the $536,000 increase in restricted cash to collateralize letters of credit, partially offset by the proceeds from the issuance of common stock pursuant to option exercises.

Capital Resources

Our future capital requirements will depend on many factors, including:

•                  the scope and results of our research and preclinical development programs;

•                  the scope and results of our clinical trials, particularly regarding the number of patients required for our Phase 3 trials;

•                  the timing of and the costs involved in obtaining regulatory approvals for our biologic drug candidates, which could be more lengthy or complex than obtaining approval for a new conventional drug, given the FDA’s limited experience with late-stage clinical trials and marketing approval for stem cell therapeutics;

•                  the timing and achievement of contingent milestone payments under the Genzyme and JCR collaboration agreements;

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

Foreign Current Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three and six months ended June 30, 2010 or 2009, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                                                                           Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                                                                                                  Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010 (the “Annual Report”), except insofar as certain of those risk factors do not recognize that, as a result of our reincorporation as a Maryland corporation effective May 31, 2010, we are now organized under Maryland and not Delaware law, and governed by the Maryland General Corporation Law (“MGCL”), and our Maryland charter and Maryland bylaws.  As a result, the following risk factors replace the risk factors found in our Annual Report under the subheadings  “Certain provisions of Delaware law and of our charter and bylaws contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by stockholders” and “Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions”, both under the heading “Risks Related to our Common Stock”.

Certain provisions of Maryland law and of our charter and bylaws contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by stockholders

Certain provisions of Maryland law and of our charter and bylaws contain provisions that may make it more difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management.  These include, but are not limited to, the following:

•              classification of the board of directors with staggered terms of three years, which prevents a majority of the incumbent directors from being replaced at a single annual stockholders’ meeting;

•              authorization of the board of directors to issue shares of preferred stock generally without stockholder approval;

•              requirements that special meetings of stockholders may only be called by the chairman of the board of directors, upon request of stockholders holding at least 20% of the capital stock issued and outstanding, or upon a resolution adopted by, or an affirmative vote of, a majority of the board of directors; and

•              requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.

Maryland law also prohibits “business combinations” between us and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange or, in certain circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  Maryland law defines an interested stockholder as any person who beneficially owns 10% or more of the voting power of the corporation’s stock, or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the corporation’s then-outstanding voting stock.  A person is not an interested stockholder if the board of directors of the corporation approved in advance the transaction by which the person otherwise would have become an interested stockholder.  However, such approval may be conditional.

After the five-year prohibition, any business combination between the corporation and an interested stockholder or an affiliate of an interested stockholder generally must be recommended by the board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock, and two-thirds of the votes entitled to be cast by holders of the voting stock other than stock held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or stock held by an affiliate or associate of the interested stockholder.  These super-majority vote requirements do not apply if the holders of the common stock receive a minimum price, as defined under Maryland law, for their stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its stock.

The statute permits various exemptions from its provisions, including business combinations that are approved or exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  Our Board of Directors has not exempted us from the business combination statute.  Consequently, unless the Board of Directors adopts an exemption from this statute in the future, the statute will be applicable and may affect business combinations between us and other persons.  The statute may discourage others from trying to acquire control of us or increase the difficulty of consummating any such acquisition.

Our bylaws also contain a provision exempting us from the “control share acquisition” provisions of the MGCL (Sections 3-701 through 3-709).  We can provide no assurance that such provision of our bylaws will not be amended or eliminated in the future. Should this happen, the control share acquisition provisions would become effective and may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Subtitle 8 of Title 3 of the MGCL (“Subtitle 8”) permits a Maryland corporation with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and with at least three independent directors to elect to be subject to any or all of five provisions:

•              a classified board;

•              a two-thirds vote requirement to remove a director;

•              a requirement that the number of directors be fixed only by the vote of the directors;

•              a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred rather than until the next annual meeting of stockholders as would otherwise be the case; and

•              a majority requirement for the calling of a special meeting of stockholders.

An eligible Maryland corporation like us can elect into this statute by provision in its charter or bylaws or by a resolution of its board of directors, without stockholder approval.  Furthermore, we can elect to be subject to the above provisions regardless of any contrary provisions in the charter or bylaws.  Pursuant to Subtitle 8, we have elected  to provide that vacancies on our Board of Directors may be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred.  Through provisions in our charter and bylaws unrelated to Subtitle 8, we have a classified board, and the number of our directors may be fixed only by the vote of the directors.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders  may prevent others from influencing significant corporate decisions, and provisions in our charter allowing for a stockholder vote by consent in lieu of a meeting may make it easier for stockholders holding a majority of our common stock to take action.

Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 55% of our outstanding common stock as of June 30, 2010.  Included among this 55%, Peter Friedli, the Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 44% of our outstanding common stock as of June 30, 2010.  These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Moreover, as permitted by the MGCL, our charter provides that the holders of common stock entitled to vote generally in the election of directors may take action or consent to any action by delivering a consent in writing or by electronic transmission of the stockholders entitled to cast not less than the minimum number of votes (which is generally either a majority of votes cast or a majority of votes entitled to be cast) that would be necessary to authorize or take the action at a stockholders meeting if the corporation gives notice of the action not later than ten (10) days after the effective date of the action to each holder of the class of common stock and to each stockholder who, if the action had been taken at a meeting, would have been entitled to notice of the meeting.

Accordingly, these persons acting together, and Mr. Friedli specifically, currently has, and will continue to have, a significant influence over the outcome of all corporate actions requiring stockholder approval, including any actions that may be taken by stockholder consent in lieu of a meeting.

Item 2.                                                                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                                                                           (Removed and Reserved).

Item 5.                                                                                                           Other Information.

None.

Item 6.                                                                                                           Exhibits.

Exhibit Number	Description of Exhibit

3.1	Articles of Restatement of the Registrant as filed with the State Department of Assessments and Taxation of Maryland on June 4, 2010

3.2	Bylaws of Osiris Therapeutics, Inc., a Maryland corporation. (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8- K filed by the Registrant with the SEC on June 2, 2010).

4.1

Articles of Merger between Osiris Therapeutics, Inc., a Delaware corporation, and Osiris Maryland, Inc. a Maryland corporation, as survivor, changing the name of “Osiris Maryland Inc.” to “Osiris Therapeutics, Inc.”, as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2010, and effective May 31, 2010. (Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).

10.1

Amended and Restated 2006 Omnibus Plan, effective as of May 27, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).

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

Osiris Therapeutics, Inc.

Date: August 6, 2010	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2010	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)