Form 10-Q
period 2010-09-30
OSIRIS THERAPEUTICS, INC.
filed 2010-11-05
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock, par value $0.001 per share	32,790,019

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                           Financial Statements - Unaudited .

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$1,088	$1,306
Investments available for sale	75,168	99,409
Accounts receivable	262	1,138
Inventory	321	—
Prepaid expenses and other current assets	789	948
Total current assets	77,628	102,801

Property and equipment, net	3,266	3,734
Restricted cash	521	666
Other assets	3,142	395
Total assets	$84,557	$107,596

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$7,057	$9,013
Deferred revenue, current portion	40,840	41,011
Capital lease obligations, current portion	—	3
Current liabilities of discontinued operations	—	412
Total current liabilities	47,897	50,439

Deferred revenue, net of current portion	13,543	44,173
Other long-term liabilities	470	424
Total liabilities	61,910	95,036

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,790 shares outstanding - 2010, 32,773 outstanding - 2009	33	33
Additional paid-in-capital	274,242	272,959
Accumulated other comprehensive income (loss)	5	(88)
Accumulated deficit	(251,633)	(260,344)
Total stockholders’ equity	22,647	12,560
Total liabilities and stockholders’ equity	$84,557	$107,596

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Product sales	$99	$—	$99	$—
Cost of goods sold	34	—	34	—
Gross profit	65	—	65	—

Revenue from collaborative research agreements, government contract and royalties	10,659	10,584	32,340	33,779

Operating expenses:
Research and development	5,460	16,247	18,476	53,354
General and administrative	1,268	1,511	4,677	6,745
	6,728	17,758	23,153	60,099

Income (loss) from operations	3,996	(7,174)	9,252	(26,320)

Other income, net	27	134	151	387

Income (loss) from continuing operations, before income taxes	4,023	(7,040)	9,403	(25,933)

Income tax benefit (expense)	525	238	(692)	2,636
Income (loss) from continuing operations	4,548	(6,802)	8,711	(23,297)

Discontinued operations:
Income (loss) from operations of discontinued operations, net of income taxes	—	(28)	—	1,069
Gain from sale of discontinued operations, net of income taxes	—	636	—	21,112
Income from discontinued operations	—	608	—	22,181

Net income (loss)	$4,548	$(6,194)	$8,711	$(1,116)

Basic income (loss) per share
Income (loss) from continuing operations	$0.14	$(0.21)	$0.27	$(0.71)
Income from discontinued operations	—	0.02	—	0.68
Basic earnings (loss) per share	$0.14	$(0.19)	$0.27	$(0.03)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.14	$(0.21)	$0.26	$(0.71)
Income from discontinued operations	—	0.02	—	0.68
Diluted earnings (loss) per share	$0.14	$(0.19)	$0.26	$(0.03)

Weighted Average Common Shares (basic)	32,789	32,764	32,781	32,731

Weighted Average Common Shares (diluted)	33,100	32,764	33,095	32,731

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2010

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2010	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560

Exercise of options to purchase common stock ($0.40 per share)	5,188	—	2	—	—	2

Issuance of common stock for services rendered by Directors ($6.46 per share)	11,500	—	74	—	—	74

Share-based payment — employee compensation	—	—	1,207	—	—	1,207

Comprehensive Income:

Net income for the period	—	—	—	—	8,711	8,711

Unrealized gain on investments available for sale	—	—	—	93	—	93
Total Comprehensive Income						8,804

Balance at September 30, 2010	32,790,019	$33	$274,242	$5	$(251,633)	$22,647

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$8,711	$(23,297)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operations:
Depreciation and amortization	566	483
Non cash share-based payments	1,281	1,852
Changes in operating assets and liabilities:
Accounts receivable	876	56,101
Prepaid expenses and other current assets	(162)	(710)
Other assets	(2,747)	162
Accounts payable and accrued expenses	(1,938)	4,670
Deferred revenue	(30,801)	(29,928)
Net cash (used in) provided by continuing operations	(24,214)	9,333
Discontinued operations
Income from discontinued operations	—	22,181
Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
Non cash impact of the sale of discontinued operations	—	(26,595)
Depreciation and amortization	—	210
Provision for bad debts	—	45
Non cash share-based payments	—	98
Changes in operating assets and liabilities:
Accounts receivable	—	1,516
Inventory and other current assets	—	1,707
Accounts payable and accrued expenses	(412)	(3,108)
Net cash used in discontinued operations	(412)	(3,946)

Net cash (used in) provided by operating activities	(24,626)	5,387

Cash flows from investing activities:
Purchases of property and equipment	(98)	(181)
Proceeds from the sale of property and equipment	—	17
Proceeds from sale of discontinued operations, net	—	9,797
Proceeds from sale of investments available for sale	24,598	35,578
Purchases of investments available for sale	(236)	(50,000)

Net cash provided by (used in) investing activities	24,264	(4,789)

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(3)	(5)
Restricted cash	145	(536)
Proceeds from the exercise of stock options	2	575

Net cash provided by financing activities	144	34

Net (decrease) increase in cash	(218)	632
Cash at beginning of period	1,306	940

Cash at end of period	$1,088	$1,572

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”) for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme has made non-contingent, non-refundable cash payments to us, totaling $130.0 million, with $75.0 million paid during November 2008 and $55.0 million paid on July 1, 2009. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

required development services, which extend through the first quarter of 2012. Accordingly, we recognized $10.0 million of revenue in each of the first three fiscal quarters of both 2010 and 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $13.3 million of long-term deferred revenue as of September 30, 2010. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008, and we will complete our work under the contract during the second half of 2010. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $360,000 and $470,000 in revenue from the DoD contract during the three and nine months ended September 30, 2010, respectively, and $55,000 and $2.9 million, respectively, in revenue during the comparable periods of 2009.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received $3.5 million of the contingent milestones to date, and expect to receive the remaining $500,000 during 2010. We are amortizing the funding received, resulting in $210,000 of revenue in each of the three fiscal quarters to date in 2010 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $840,000 of current deferred revenue and $210,000 of long-term deferred revenue as of September 30, 2010.

We have also entered into strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. (“JCR”) pertaining to hematologic malignancies (GvHD) drugs for distribution in Japan.  Under such agreements, we receive fees for licensing the use of our technology. We recognized $1.0 million of revenue during the first fiscal quarter of 2010 from JCR upon the achievement of a milestone event specified in the agreement.

We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue as the sales are made. Our overall revenues include $70,000 and $218,000, respectively, of such royalty revenue during the three and nine months ended September 30, 2010.

As discussed in Note 5- Segment Reporting below, at the end of the third quarter of 2009, we created a new Biosurgery Division, focused on developing high-end biologic products for use in surgical procedures.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for commercial sale during the third quarter of 2010, and revenues on such sales are recognized when legal title to the product has passed to the customer.  To date, we have recognized revenues of approximately $100,000 from the sales of Biosurgery products

Research and Development Costs

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Potentially dilutive effects of common share equivalents are calculated based upon the income (loss) from continuing operations.  Accordingly, the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant and all 1,055,074 of our outstanding options as of September 30, 2009 were excluded from the calculation of diluted earnings per share, as their impact on our loss from continuing operations is anti-dilutive.  As a result basic and diluted income per share are identical for those periods.

Diluted income per common share for the three months ended September 30, 2010 excludes 884,000 “out-of the money” stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, as their effect is anti-dilutive.  Similarly, diluted income per common share for the nine months ended September 30, 2010 excludes 811,179 “out-of the money” stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(000s)	(000s)
Basic weighted average common shares outstanding	32,789	32,781
Dilutive weighted average options outstanding	311	314
Dilutive weighted average warrants outstanding	—	—

Diluted weighted average common shares outstanding	33,100	33,095

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

A summary of the combined activity under both of our stock-based compensation plans as of September 30, 2010 and changes during the nine months then ended is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share at Grant Date	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2010	1,000,762	$10.78	7.11	$2,187
Granted at market value	406,500	7.37
Exercised	(5,188)	0.40		33
Forfeited	(44,750)	12.42		—
Outstanding at September 30, 2010	1,357,324	9.74	7.11	2,298

Exercisable at September 30, 2010	659,134	8.26	5.65	2,201

The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 was $3.77 per share.  We received a total of $2,000 in cash from the exercise of options during the nine months ended September 30, 2010.

As of September 30, 2010, approximately 803,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of operations for the three and nine months ended September 30, 2010 and 2009 is allocable to our research and development activities, discontinued operations and general and administrative activities, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($000)	($000)	($000)	($000)
Research and development	$248	$222	$667	$708
Discontinued operations	—	—	—	98
General and administrative	178	(141)	614	1,144
Total	$426	$81	$1,281	$1,950

As of September 30, 2010, there was approximately $1.9 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately 1.7 years, as the options vest.

Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$8
Cash paid for income taxes	1,635	915

Recent Accounting Guidance Not Yet Adopted at September 30, 2010

In March 2010, ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605) : Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”) was issued and will amend the accounting for revenue arrangements under which a vendor satisfies its performance obligations to a customer over a period of time, when the deliverable or unit of accounting is not within the scope of other authoritative literature, and when the arrangement consideration is contingent upon the achievement of a milestone. The amendment defines a milestone and clarifies whether an entity may recognize consideration earned from the achievement of a milestone in the period in which the milestone is achieved. This amendment is effective on a prospective basis for milestones achieved on or after January 1, 2011, with early adoption permitted. The amendment may be applied retrospectively to all arrangements or prospectively for milestones achieved after the effective date. We expect to prospectively apply the amended guidance to milestones achieved on or after January 1, 2011.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Summarized operating results of the Osteocel asset disposal group for the three and nine months ended September 30, 2009 are as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	($000)	($000)
Product sales	$(1)	$6,295
Cost of goods sold	70	4,985
Gross profit (loss)	(71)	1,310

Selling, general & administrative expenses	—	124
Income (loss) from operations of discontinued operations, before income taxes	(71)	1,186
Income tax benefit	43	117
Income (loss) from operations of discontinued operations	$(28)	$1,069

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

5.                    Segment Reporting

At the end of the third quarter of 2009, we created a Biosurgery Division, focused on developing high-end biologic products for use in surgical procedures.

In 2010, we began to manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory, autoimmune, orthopedic and cardiovascular areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Our Therapeutics segment does not presently have any products approved for sale and its revenues consist of collaborative research agreements and royalties as described in Note 2- Significant Accounting Policies.

Our Biosurgery segment is focused on the development, manufacture and sale of biologic products designed to promote the body’s natural healing process and improve surgical outcomes.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for commercial sale during the third quarter of 2010, and recognized revenues of approximately $100,000 from the sales of Biosurgery products.  Accordingly, we have incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment throughout 2010, but have recognized revenue from sales only during the third quarter of 2010.  As a result of these start up costs, any measure of segment profitability from our Biosurgery segment for 2010 is not indicative of the segment’s expected future results.

Therefore, although we have historically managed our business based primarily on the costs specifically attributable to each of our segments, we expect to begin managing our business based on more traditional measures of segment income as we increase our production and sales levels for our Biosurgery products.

The costs specifically attributable to each of our segments for the three and nine months ended September 30, 2010 are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product sales	$—	$99	$99	$—	$99	$99
Cost of goods sold	—	34	34	—	34	34
Gross profit	—	65	65	—	65	65

Revenue from collaborative research agreements, government contract and royalties	10,659	—	10,659	32,340	—	32,340

Operating expenses:
Research and development	4,639	821	5,460	15,231	3,245	18,476
General and administrative	1,084	184	1,268	4,185	492	4,677
	5,723	1,005	6,728	19,416	3,737	23,153

Segment income (loss)	$4,936	$(940)	$3,996	$12,924	$(3,672)	$9,252

In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular operating segment. Accordingly, capital expenditures and total asset information by reportable segment is not presented. The only assets that are allocated to the individual segments are the inventory and accounts receivable specifically related to each segment.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The assets specifically attributable to each of our segments as of September 30, 2010 are as follows:

	September 30, 2010 ($000)
	Biologic Drug Candidates	Biosurgery
Segment assets:
Accounts receivable	$168	$94
Inventory	—	321
Total segment assets	$168	$415

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

The tax expense for the nine months ended September 30, 2010 reflects an effective tax rate of 7.4% compared to a U.S statutory tax rate of 35%. The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax.

During the three and nine months ended September 30, 2010 and 2009, we recognized the following income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($000)	($000)	($000)	($000)
Tax expense (benefit) to continuing operations	$(525)	$(238)	$692	$(2,636)
Tax expense of operations of discontinued operations	—	43	—	117
Tax expense (benefit) of sale of discontinued operations	—	(660)	—	2,317

Total income tax expense (benefit)	$(525)	$(855)	$692	$(202)

At September 30, 2010, the balance of our net operating loss and tax credit carryforwards is $92.8 million.  During the quarter ended September 30, 2010, we released a portion of valuation allowance in the amount of $2.9 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011. Our remaining deferred tax assets have been fully reserved in both 2010 and 2009 since their ultimate future realization cannot be assured.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

7.                     Investments Available for Sale

Investments available for sale consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010 $000
		Unrealized
	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$13,728	$—	$(3)	$13,725
Commercial paper	9,597	—	—	9,597
	23,325	0	(3)	23,322
Short term investments:
Corporate notes and bonds	47,641	12	(8)	47,645
US government agencies	4,197	4	—	4,201
	51,838	16	(8)	51,846

Total investments available for sale	$75,163	$16	$(11)	$75,168

	December 31, 2009 $000
		Unrealized
	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$23,706	$1	$—	$23,707
Commercial paper	19,393	—	—	19,393
	43,099	1	—	43,100
Short term investments:
Common stock	573	—	(84)	489
Corporate notes and bonds	42,586	36	(44)	42,578
US government agencies	13,239	6	(3)	13,242
	56,398	42	(131)	56,309

Total investments available for sale	$99,497	$43	$(131)	$99,409

The following table summarizes maturities of our investments available for sale as of September 30, 2010 and December 31, 2009:

	September 30, 2010 ($000)		December 31, 2009 ($000)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$63,160	$63,159	$28,330	$28,240
Between 3—12 months	4,508	4,510	65,824	65,819
Between 1—2 years	7,495	7,499	5,343	5,350
Total investments available for sale	$75,163	$75,168	$99,497	$99,409

Realized gains and losses and investment income earned on investments available for sale were $27,000 and $151,000, respectively, for the three and nine months ended September 30, 2010, and have been included as a component of “Other income, net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2010 and December 31, 2009:

	September 30, 2010 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$12,878	$—	$—	$12,878
Government Obligations	2,203	—	—	2,203
Certificates of Deposit	—	847	—	847
Agency Obligations	—	43,229	—	43,229
Corporate Debt Securities & Commercial Paper	—	15,081	—	15,081
Municipal Securities	—	—	—	—
Foreign Bonds	—	930	—	930
Common Stock	—	—	—	—

Short Term Investments Available for Sale	$15,081	$60,087	$—	$75,168

	December 31, 2009 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$18,456	$—	$—	$18,456
Government Obligations	11,367	—	—	11,367
Certificates of Deposit	—	5,251	—	5,251
Agency Obligations	—	38,691	—	38,691
Corporate Debt Securities & Commercial Paper	—	23,795	—	23,795
Municipal Securities	—	101	—	101
Foreign Bonds	—	1,259	—	1,259
Common Stock	—	489	—	489

Short Term Investments Available for Sale	$29,823	$69,586	$—	$99,409

9.                      Subsequent Events

We evaluated our September 30, 2010 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2009, and our unaudited Condensed Financial Statements for the three and nine months ended September 30, 2010 and 2009 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under Part I — Item 1A “Risk Factors” and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 under Part II — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,”  “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2010 and 2009.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2009.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

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

Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in a number of indications, including acute graft versus host disease (“GvHD”), Crohn’s disease, acute myocardial infarction, type 1 diabetes, pulmonary disease and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”). Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

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

In August 2009, we announced the creation of a Biosurgery Division focused on developing and marketing high-end biological products for use in surgical procedures. We intend to build on the success of our first generation implantable product, Osteocel, which generated over $40 million of revenue for us before being sold for $85.0 million in 2008. We introduced our first biologic product from the Biosurgery Division during March 2010 for clinical evaluation and began commercial sales during the third fiscal quarter of 2010.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 49 U.S. and 299 foreign patents owned or licensed. We have 23 U.S. patent applications pending and 73 foreign patent applications pending.

Our two biologic drug candidates utilize human mesenchymal stem cells, or MSCs. MSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give MSCs the potential to treat a wide variety of medical conditions. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for the following reasons:

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

The following table summarizes key information about our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Acute GvHD	Phase 3
	Treatment-Resistant Acute GvHD	Expanded Access
	Biologics Refractory Crohn’s Disease	Phase 3
	Type I Diabetes Mellitus	Phase 2
	Acute Myocardial Infarction	Phase 2
	Pulmonary Disease	Phase 2
	Acute Radiation Syndrome	Phase 3 (Animal Rule)

Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

Prochymal, our lead biologic drug candidate, is being evaluated in Phase 3 trials for a number of indications including acute graft versus host disease (“GvHD”), Crohn’s disease, acute myocardial infarction, type 1 diabetes, pulmonary disease and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.

Prochymal for Treatment-Resistant GvHD

GvHD is a life threatening immune system reaction that commonly affects one or more of the following organs: skin, gastrointestinal tract, and liver, in patients who have received a bone marrow transplant. Although in the U.S. there are no drugs approved for treating GvHD, the disease is commonly treated off-label with steroids. GvHD that does not respond to this treatment is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In a Phase 2 trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, all responded to treatment with Prochymal, and 59% achieved complete resolution of their disease. Prochymal has been granted Fast Track status by FDA as well as Orphan Drug status by FDA and the European Medicines Agency for GvHD.

In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children, 2 months to 17 years of age, with Grades B-D acute GvHD that hasn’t responded to steroids are eligible for treatment. Upon completion of enrollment of the two Phase 3 trials evaluating Prochymal in adults with GvHD, as described below, the expanded access program was broadened to include patients 18 to 70 years of age. The expanded access programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

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

In September 2009, we announced the preliminary results for the two Phase 3 trials evaluating Prochymal in adults with GvHD, as described below. While the trials did not reach significance in their primary endpoints, the studies did reveal several important findings:

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

We completed a Phase 2 trial in 2006 studying Prochymal as a treatment for moderate to severe Crohn’s disease that is refractory to steroids and other immunosuppressants.  Four leading centers in the United States enrolled ten patients for the prospective, randomized, open label trial.  Patients with moderate to severe Crohn’s disease with a Crohn’s Disease Activity Index (“CDAI”) of at least 220 who had previously failed treatment with steroids and other immunosuppressive agents were given two infusions of Prochymal, seven days apart.  The average CDAI at baseline was 341 for patients enrolled in the study.  Patients had suffered from Crohn’s disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn’s disease prior to study entry. Within 14 days of treatment with Prochymal, one-third of the patients had a reduction of CDAI of greater than 100 points.  Mean IBDQ scores improved significantly from baseline to Day 28 (113 to 146, p=0.008) and one-third of the patients reported IBDQ scores of at least 170, indicating they had achieved clinical remission of their disease. There were no infusional toxicities, and no treatment-related severe adverse events.

As a result of the encouraging data from the Phase 2 trial, a Phase 3 trial evaluating Prochymal for the treatment of refractory moderate to severe Crohn’s disease was initiated. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age with a CDAI greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. Patients were enrolled at approximately 60 leading centers in the U.S. and Canada.

In April 2010, we announced that we would resume enrollment in our Phase 3 Crohn’s program, following its suspension in 2009 over concerns about the trial design.  The Crohn’s program had initially consisted of two linked trials — one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments for the disease.  The primary endpoint for Protocol 603, which included a placebo and two Prochymal dose arms, is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal, compared to those patients receiving placebo.  For a patient to reach the primary end-point of disease remission, their CDAI score must fall to below 150.  Concerns that the trial design would make it difficult to detect a treatment effect led to the April 2009 suspension.  The trial remained blinded following suspension, however, to permit an interim analysis of the 207 patients enrolled in the study at that time.  The findings of the interim analysis showed that the majority of patients enrolled prior to suspension had failed at least two immunomodulators and two biological agents before commencement of treatment in the trial.  The trial design requires patients to complete a “washout” period prior to study entry, to ensure that residual benefit from prior therapy does not influence their response.  There were no differences in average Crohn’s Disease Activity Index (CDAI) scores at entry, which exceeded 350 in all arms prior to treatment, indicating the patients had very debilitating disease. For the primary endpoint of disease remission, the interim analysis revealed that one dose arm for Prochymal approached statistical significance in the intent to treat (ITT) population, and reached significance in the per protocol population.  Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in any of the pre-defined safety outcomes compared to placebo. These results showed that, despite the initial concerns, the effect size or the difference between the Prochymal and placebo response rates, of one dose arm of Prochymal is consistent with the original statistical assumptions of the protocol and is significantly outperforming placebo. As a result, enrollment in this clinical trial evaluating Prochymal for patients with treatment resistant Crohn’s disease was resumed.

The decision to resume enrollment was made following discussions with the Food and Drug Administration (FDA) about the results of the interim analysis.  Enrollment is now ongoing with the best-performing Prochymal dose arm as determined by the interim analysis and the placebo arm, according to the pre-specified adaptive trial design.  The trial has been repowered to compensate for the statistical penalty incurred by the interim analysis in the ITT population.  The follow-on maintenance trial (Protocol 610) has been discontinued to remove the potential for bias.

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

Phase 2 Clinical Trial—Early Onset Type 1 Diabetes Mellitus.

In early 2010, enrollment was completed for 63 patients in our Phase 2, double-blind, placebo-controlled study evaluating Prochymal for the treatment of early onset type 1 diabetes in individuals 12 to 35 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients were enrolled within 2 to 20 weeks of being diagnosed with type 1 diabetes and received three infusions of Prochymal over the course of 60 days. The primary efficacy endpoint, the measurement of C-peptide produced after glucose stimulation, will be measured at one year. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) for this study. This agreement provides for JDRF to fund $4.0 million of clinical study costs. To date, we received $3.5 million from JDRF to fund clinical costs, and expect to receive the remaining $500,000 during the fourth quarter of 2010.

Phase 2 Clinical Trial—Chronic Obstructive Pulmonary Disease

Enrollment in the 62-patient Phase 2 clinical trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe Chronic Obstructive Pulmonary Disease (“COPD”) was completed in the second half of 2008. Patients in the double-blind, placebo-controlled study were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, systemic inflammation and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients were evaluated over the course of two years following initial Prochymal or placebo infusion.

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

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen, and providing for non-contingent, non-refundable upfront payments to us of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing the up front payments into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the first three quarters of 2010 and 2009, related to this agreement.

Contingent milestone payments earned and for which we have no continuing performance obligations will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

In 2003, we entered into an agreement with JCR Pharmaceuticals (“JCR”), granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan. During the first quarter of 2010, we achieved a $1 million milestone from JCR for development progress in Japan.  The collaboration with JCR also provides for additional milestone payments of up to $8.5 million for regulatory and sales milestones, as well as royalty payments on sales of the drug in Japan.

Under the DoD contract awarded to us in January 2008, we are seeking, in partnership with Genzyme, to develop Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD provides funding to us for development. We recognized $470,000 in revenue under the terms of this contract in the first three fiscal quarters of 2010, on a cost reimbursement basis.

In prior years, we have entered into strategic agreements with others for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the JDRF to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. Under this collaborative agreement,  JDRF will provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We recognized $630,000 in revenue during the first nine months of 2010 under this agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through September 30, 2010, we incurred aggregate research and development costs of approximately $385 million.

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

Income Taxes

Historically, we have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $92.8 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income tax accounting for the upfront fees we received from Genzyme Corporation require us to recognize revenue for income tax purposes several years earlier than we recognize this revenue for financial statement purposes, resulting in current income tax liabilities that we expect to exceed our ultimate aggregate income tax expense.  During the third quarter of 2010, we released a portion of the valuation allowance in the amount of $2.9 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011.

In fiscal 2010 and 2009, we recorded a provision for income taxes to recognize the U.S. Federal alternative minimum tax on our taxable income.

The tax provision for the three and nine months ended September 30, 2010, reflects an effective tax rate for continuing operations of 7.4% compared to a U.S. statutory tax rate of 35%.  The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2010.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2010 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $10.7 million for the three months ended September 30, 2010 compared to $10.6 million for the third quarter of fiscal 2009.  During the three months ended September 30, 2010, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $210,000 from our collaborative agreement with JDRF. Our revenues for the three month period also include $360,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes.  Revenues from continuing operations for the three months ended September 30, 2009 consisted of $10.0 million from the Genzyme agreement, $465,000 from the JDRF collaboration and $55,000 from the DoD contract, plus other minor royalties.

Biosurgery Product Sales

During the three months ended September 30, 2010, we launched commercial sales of wound care products manufactured by our Biosurgery Division and recognized $99,000 in revenue and gross profit of $65,000. We are continuing to distribute the majority of these products for clinical evaluation and expect commercial sales to ramp up slowly until we obtain reimbursement approvals.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 were $5.5 million as compared to research and development expenses of $16.2 million for the same period of 2009.  The third quarter 2010 expenses include $821,000 of development and initial manufacturing costs associated with our Biosurgery Division. The reduction in research and development expenses during the third quarter of 2010 when compared to the comparable period of the prior year reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction in site and patient costs, and reductions in our contract manufacturing activities as a result of the need for fewer clinical batches of Prochymal.  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended September 30, 2010 compared to $1.5 million for the comparable period in fiscal 2009.  The non cash charge for share-based compensation allocated to general and administrative expenses during the fiscal quarter ended September 30, 2010 was $178,000 as compared to a credit of $141,000 for the same period last year (reflecting forfeitures of options related to employee turnover).

Other Income (Expense), Net

Investment income, net was $27,000 for the three months ended September 30, 2010, compared to $134,000 in the corresponding period in fiscal 2009.  Our investments available for sale consist of relatively short-term, investment grade securities with a focus on avoiding market risk. Interest expense was immaterial in both periods.

Income (Loss) from Discontinued Operations

Our Osteocel operations were sold during fiscal 2009 for $85.0 million, all of which was received during 2009.  During the third quarter of fiscal 2009, we recognized $608,000 of income from discontinued operations. The income from discontinued operations in the third fiscal quarter of 2009 was primarily the effect of the decrease in the estimated effective income tax rate for the full fiscal year.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $32.3 million for the nine months ended September 30, 2010 compared to $33.8 million for the first nine months of fiscal 2009.  During the nine months ended September 30, 2010, we recognized $30.0 million in revenue from our collaborative agreement with Genzyme, $1.0 million from our collaboration with JCR, and $630,000 from our collaborative agreement with JDRF. Our revenues for the nine month period also include $470,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes.  Revenues for the nine months ended September 30, 2009 consisted of $30.0 million from the Genzyme agreement, $630,000 from the JDRF collaboration and $2.9 million from the DoD contract, plus other royalties.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2010 were $18.5 million as compared to research and development expenses of $53.4 million for the same period of 2009.  The first nine months of 2010 expenses include $3.2 million of development and initial manufacturing costs associated with our Biosurgery Division. The reduction in research and development expenses during the first nine months of 2010 when compared to the comparable period of the prior year reflects the completion of enrollment in several of our Phase 3 clinical trials and the associated reduction in site and patient costs, and reductions in our contract manufacturing activities as a result of the need for fewer clinical batches of Prochymal. .  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the nine months ended September 30, 2010 compared to $6.7 million for the comparable period in fiscal 2009.  The decrease in general and administrative expenses is primarily attributable to reductions in incentive compensation, non cash share-based compensation expense and reductions in our legal expenses related to our intellectual property. The non cash charge for share-based compensation, including share grants to members of our Board of Directors, allocated to general and administrative expenses during the nine months ended September 30, 2010 was $614,000 as compared to $1.1 million for the same period last year

Other Income (Expense), Net

Investment income, net was $151,000 for the nine months ended September 30, 2010, compared to $386,000 in the corresponding period in fiscal 2009.  Our investments available for sale consist of relatively short-term, investment grade securities with a focus on avoiding market risk. Interest expense was immaterial in both periods.

Income from Discontinued Operations

Our Osteocel operations were sold during fiscal 2009 for $85.0 million, all of which was received during 2009.  During the first nine months of fiscal 2009, we recognized $22.2 million of income from discontinued operations.

Liquidity and Capital Resources

Liquidity

At September 30, 2010, we had $76.3 million in cash and investments available for sale.  We did not have any outstanding debt at any time during fiscal 2010 to date, or during all of fiscal 2009. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of September 30, 2010 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Nine Months Ended September 30, 2010 and 2009

Cash used in operating activities of continuing operations for the nine months ended September 30, 2010 was $24.2 million compared cash provided by continuing operations of $9.3 million in the corresponding fiscal period of the prior year.  The 2010 income from continuing operations of $7.3 million was offset by net decreases in working capital, primarily accounts payable, accrued expenses, and deferred revenue.  Cash provided by operating activities of continuing operations during the first nine months of 2009 reflect our loss from continuing operations of $23.3 million, which was increased primarily by a reduction in deferred revenue, which was offset by $56.1 million in net reductions in accounts receivable, primarily reflecting the $55.0 million payment to us from Genzyme.

Cash used by operating activities of discontinued operations for the first nine months of fiscal 2010 was $412,000, compared to cash used in operating activities of discontinued operations of $3.9 million in the same period of the prior year.  The 2010 amount represents the final settlement of the current liabilities of discontinued operations that had been outstanding as of December 31, 2009.  The 2009 amount reflects the cash portion of the income from discontinued operations generated in 2009, offset by a decrease in receivables and inventory.

Cash provided by investing activities during the first nine months of 2010 was $24.3 million compared to net cash used in investing activities of $4.8 million in the same period of the prior year.  The 2010 amount primarily reflects the net sale of investments and minor property and equipment purchases.  In the comparable period of fiscal 2009, we made net purchases of $14.4 million of investments and realize $9.9 million in net proceeds from the sale of our Osteocel business.

Cash provided by financing activities during the first nine months of 2010 was $144,000, and primarily reflects reductions in restricted cash used to collateralize letters of credit. Cash provided by financing activities during the first nine months of 2009 was $34,000, and consisted of the $536,000 increase in restricted cash to collateralize letters of credit, offset by the proceeds from the issuance of common stock pursuant to option exercises.

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

Foreign Current Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three and nine months ended September 30, 2010 or 2009, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                                                                         Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                                                                                                Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 12, 2010 (the “Annual Report”), except as previously reported in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010, pursuant to when the risk factors found in our Annual Report under the subheadings “Certain provisions of Delaware law and of our charter and bylaws contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by stockholders” and “Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions”, both under the heading “Risks Related to our Common Stock” , were replaced in response to our reincorporation in Maryland.

Item 2.                                                                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                                                                         ( Removed and Reserved).

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

Osiris Therapeutics, Inc.

Date: November 5, 2010	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2010	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)