Form 10-K
period 2010-12-31
OSIRIS THERAPEUTICS, INC.
filed 2011-03-14
CIK 1360886

Use these links to rapidly review the document

FINANCIAL STATEMENTS
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the transition period from to

Commission file number 001-32966

Osiris Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	71-0881115 (I.R.S. Employer Identification No.)
7015 Albert Einstein Drive, Columbia, Maryland (Address of principal executive offices)	21046-1707 (Zip Code)

443-545-1800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on with Registered
Common Stock, $0.001 par value	NASDAQ Global Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Market was approximately $106,385,000.

         The number of shares of the registrant's Common Stock outstanding as of March 10, 2011 is 32,819,020.

Documents Incorporated by Reference:

         Portions of the Registrant's definitive proxy statement for its 2011 Annual Meeting of Stockholders (the "Proxy Statement") to be filed no later than 120 days after the close of the fiscal year are incorporated herein by reference in Part III.

OSIRIS THERAPEUTICS, INC.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2010
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

        Forward looking statements reflect management's current views with respect to future events and performance and are based on currently available information and management's assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal® and Chondrogen®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

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

        When we use the terms "Osiris," "we," "us," and "our" we mean Osiris Therapeutics, Inc., a Maryland corporation.

Company Overview

        We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. We believe our stem cell products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We were incorporated in Maryland in May 2010. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We have two business segments, Therapeutics and Biosurgery. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our Biosurgery division works to harness the ability of cells and novel constructs to promote the body's natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians.

        Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in clinical trials for a number of indications, including acute graft versus host disease ("GvHD"), Crohn's disease, acute myocardial infarction, type 1 diabetes, pulmonary disease and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration ("FDA"). Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

        In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada and Genzyme has been granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate in addition to royalties on any sales by Genzyme to be paid by Genzyme to us. The royalties payable by Genzyme to us upon commercialization range from the single digits to within the twenties percent of sales, depending upon several factors.

        The collaboration agreement provides that it will expire upon the completion of all development plans stipulated in the agreement and the expiration of all payment obligations; however, in addition to its opt out rights, Genzyme may terminate the agreement early and without further obligation at any time, and either party may terminate the agreement due to non-performance, material breach or insolvency, in each case in accordance with and subject to the specific terms of the agreement.

        We have also partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008 we were awarded a contract from the U.S. Department of Defense, pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Other than with respect to the DoD contract awarded in January 2008, we have not pursued, and have no current plans to pursue other opportunities related to countermeasures to nuclear terrorism in partnership with Genzyme. Additionally, we have partnered with the Juvenile Diabetes Research Foundation ("JDRF") for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.

        In April 2008, we committed to a plan to sell our assets related to Osteocel®, a product that we had produced and marketed since July 2005, for regenerating bone in orthopedic indications. On May 8, 2008, we entered into an Asset Purchase Agreement to sell our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel to NuVasive, Inc. The total proceeds from the sale of Osteocel were $85.0 million, all of which has been received by us. The assets and operations related to Osteocel are reported as discontinued operations in the financial statements included in this Annual Report on Form 10-K for all periods.

        In August 2009, we announced the creation of a Biosurgery division focused on developing and marketing high-end biological products for use in surgical procedures. We intend to build on the success of our first generation implantable product, Osteocel, which generated over $40 million of revenue for us before being sold for $85.0 million in 2008. We introduced our first biologic product from the Biosurgery division during March 2010 for clinical evaluation and began limited commercial sales during the third fiscal quarter of 2010.

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 47 U.S. and 322 foreign patents owned or licensed. We have 34 U.S. patent applications pending and 101 foreign patent applications pending.

        Our two biologic drug candidates, Prochymal and Chondrogen, utilize human mesenchymal stem cells, or MSCs. MSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give MSCs the potential to treat a wide variety of medical conditions. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for the following reasons:

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

        The following table summarizes key information about our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	Phase 3 Complete
	First Line Treatment of Acute GvHD	Phase 3 Complete
	Treatment-Resistant Acute GvHD	Expanded Access
	Biologics Refractory Crohn's Disease	Phase 3
	Type I Diabetes Mellitus	Phase 2
	Acute Myocardial Infarction	Phase 2
	Pulmonary Disease	Phase 2
	Acute Radiation Syndrome	Phase 3 (Animal Rule)
Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

Clinical Programs

        Prochymal, our lead biologic drug candidate, is being evaluated in clinical trials for a number of indications including acute graft versus host disease ("GvHD"), Crohn's disease, acute myocardial infarction, type 1 diabetes, pulmonary disease and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently designated by the FDA as both an Orphan Drug and Fast Track product.

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

        The current treatments available for acute GvHD are inadequate in two primary ways. First, mortality in patients with acute GvHD is extremely high. Second, most treatments for acute GvHD suppress or destroy the immune system. This can lead to a number of debilitating side effects, including severe and life threatening infection. Unlike steroids or other immunosuppressant drugs, which have a systemic effect, Prochymal's mechanism of action is designed to specifically target areas of inflammation. Therefore, we believe the use of Prochymal will result in a higher survival rate.

        Although in the U.S. there are no drugs approved for treating GvHD, the disease is commonly treated off-label with steroids. GvHD that does not respond to this treatment is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In a Phase 2 trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, all responded to treatment with Prochymal, and 59% achieved complete resolution of their disease. Prochymal has been granted Fast Track status by FDA as well as Orphan Drug status by FDA and the European Medicines Agency, for GvHD.

        In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children, 2 months to 17 years of age, with Grades B-D acute GvHD that hasn't responded to steroids, are eligible for treatment. Upon completion of enrollment of the two Phase 3 trials evaluating Prochymal in adults with GvHD, as described below, the expanded access program was broadened to include patients 18 to 70 years of age. The expanded access programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

        In September 2009, we announced the preliminary results for the two Phase 3 trials evaluating Prochymal in patients with GvHD, as more fully described below. While the trials did not reach significance in their primary endpoints, the studies did reveal several important findings:

  •
  The primary endpoint for the steroid-refractory GvHD trial (durable complete response) for the per protocol population approached statistical significance (40% Prochymal vs. 28%, standard of care, p=0.087, n=179);

  •
  Prochymal significantly improved response in steroid-refractory liver GvHD (76% vs. 47%, p=0.03) and gastrointestinal GvHD (82% vs. 64%, p=0.03);

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

        In July 2010, we announced that the Biologics and Genetic Therapies Directorate of Health Canada had completed its initial evaluation and accepted for full review our New Drug Submission of Prochymal for the treatment of GvHD. We were informed by Health Canada that the application had been granted Priority Review, shortening the scheduled examination period from 300 to 180 days. Heath Canada also informed us of plans to add Prochymal to its Register of Innovative Drugs, subject to a final review upon approval. This registration would confer eight years of market exclusivity, beginning on the date of Prochymal's approval for commercial sale in Canada. This registration also generally provides that, during such period of market exclusivity, no submission for a generic version of Prochymal would be approved by Health Canada for GvHD.

        In January 2011, Health Canada requested additional information to support our New Drug Submission for Prochymal as a treatment for GvHD. The agency determined that the application in its initial form was not in full compliance with the current Canadian Food and Drug Regulations and we were given 90 days to answer certain questions that were raised during the review. We have recently submitted answers to Health Canada's questions.

  Phase 3 Clinical Trial—Steroid Refractory Acute GvHD.

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

        The primary endpoint, durable complete response, for the per-protocol population in the Phase 3 trial evaluating Prochymal in steroid-refractory GvHD approached but did not reach statistical significance, with 40% of patients receiving Prochymal, as compared to 28% of placebo patients, achieving a durable complete response. The per-protocol patient population refers to the group of patients that met all of the study protocol requirements, such as inclusion and exclusion criteria. The addition of Prochymal to standard of care significantly improved response in steroid-refractory liver (76% vs. 47%, p=0.03) and gastrointestinal (82% vs. 64%, p=0.03) GvHD. In the sickest patients—those with GvHD affecting all three organs—skin, liver and gastrointestinal tract—treatment with Prochymal resulted in a 63% overall response rate, while none of the placebo-treated patients responded (p<0.05). Pediatric patients receiving Prochymal had an overall response rate of 64% compared to 36% in pediatric patients receiving placebo. In children with steroid-refractory GvHD, Prochymal more than doubled complete response rates (64% vs. 29%) and reduced disease progression by half (21% vs. 43%). Prochymal also demonstrated a positive safety profile relative to placebo.

  Phase 3 Clinical Trial—First Line Treatment of Acute GvHD.

        Our previous Phase 2 trial for treatment of newly diagnosed acute GvHD completed enrollment in 2006 and indicated that patients were twice as likely to have total clinical resolution of their disease when Prochymal was added to steroid therapy, compared to reported results for treatment with steroids alone. Twenty-nine of 31 patients, or 94%, responded in the Phase 2 trial, after receiving two infusions of Prochymal, with 24 patients, or 77% achieving a complete response, meaning the patients had experienced total clinical resolution of the disease. At ninety days, 61% of all patients treated with Prochymal still had a durable response requiring no additional immunosuppressive therapy, clinical intervention, or increased steroid use. Of these, 95% were alive at six months.

        The Phase 3 trial to evaluate Prochymal as a first line treatment for GvHD is a randomized, double-blind, placebo-controlled study that completed enrollment in 2009 with 192 patients from 52 leading transplant centers across the United States, Canada and Australia. Patients received a total of six infusions during the first four weeks of the study. The majority of patients enrolled in this trial were suffering from skin GvHD, which was well-controlled with steroids, particularly when given at a uniform controlled dose as prescribed in the protocol. The high response rates diminished the potential for Prochymal to demonstrate an effect.

  Phase 3 Clinical Trial—Biologics Refractory Crohn's Disease.

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

        We completed a Phase 2 trial in 2006 studying Prochymal as a treatment for moderate to severe Crohn's disease that is refractory to steroids and other immunosuppressants. Four leading centers in the United States enrolled ten patients for the prospective, randomized, open label trial. Patients with moderate to severe Crohn's disease, with a Crohn's Disease Activity Index , or CDAI, of at least 220, who had previously failed treatment with steroids and other immunosuppressive agents were given two infusions of Prochymal, seven days apart. The average CDAI at baseline was 341 for patients enrolled in the study. Patients had suffered from Crohn's disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn's disease prior to study entry. Within 14 days of treatment with Prochymal, one-third of the patients had a reduction of CDAI of greater than 100 points. Mean Inflammatory Bowel Disease Questionnaire, or IBDQ, scores improved significantly from baseline to Day 28 (113 to 146, p=0.008) and one-third of the patients reported IBDQ scores of at least 170, indicating they had achieved clinical remission of their disease. There were no infusional toxicities, and no treatment-related severe adverse events.

        As a result of the positive data from the Phase 2 trial, a Phase 3 trial evaluating Prochymal for the treatment of refractory, moderate to severe Crohn's disease was initiated. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age with a CDAI greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. Patients were enrolled at approximately 60 leading centers in the U.S. and Canada. In 2009, this program was suspended on account of concerns about the trial design.

        In April 2010, we announced that we would resume enrollment in our Phase 3 Crohn's program, following its suspension in 2009 over concerns about the trial design. The Crohn's program had initially consisted of two linked trials—one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments for the disease. The primary endpoint for Protocol 603, which initially included a placebo and two Prochymal dose arms, is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal, compared to those patients receiving placebo. For a patient to reach the primary end-point of disease remission, their CDAI score must fall to below 150. Concerns that the trial design would make it difficult to detect a treatment effect led to the April 2009 suspension. The trial remained blinded following suspension, however, to permit an interim analysis of the 207 patients enrolled in the study at that time. The findings of the interim analysis showed that the majority of patients enrolled prior to suspension had failed at least two immunomodulators and two biological agents before commencement of treatment in the trial. The trial design requires patients to complete a "washout" period prior to study entry, to ensure that residual benefit from prior therapy does not influence their response. There were no differences in average Crohn's Disease Activity Index (CDAI) scores at entry, which exceeded 350 in all arms prior to treatment, indicating the patients had very debilitating disease. For the primary endpoint of disease remission, the interim analysis revealed that one dose arm for Prochymal approached statistical significance in the intent to treat (ITT) population, and reached significance in the per protocol population. Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in any of the pre-defined safety outcomes compared to placebo. These results showed that, despite the initial concerns, the effect size or the difference between the Prochymal and placebo response rates of one dose arm of Prochymal is consistent with the original statistical assumptions of the protocol and significantly outperformed placebo. As a result, enrollment in this clinical trial evaluating Prochymal for patients with treatment resistant Crohn's disease was resumed.

        The decision to resume enrollment was made following discussions with the Food and Drug Administration (FDA) about the results of the interim analysis. Enrollment is now ongoing with the best-performing Prochymal dose arm and the placebo arm, according to the pre-specified, adaptive trial design. The trial has been repowered to compensate for the statistical penalty incurred by the interim analysis in the ITT population. The follow-on maintenance trial (Protocol 610) has been discontinued to remove the potential for bias.

  Phase 2 Clinical Trial—Acute Myocardial Infarction.

        Prochymal is also being evaluated as a therapy to improve heart function in patients who have suffered a heart attack. A heart attack, or acute myocardial infarction, or AMI, occurs when coronary arteries become blocked with fatty deposits, depriving the heart muscle of oxygen and nutrients. Based on statistics published in 2005 by the American Stroke Association and the American Heart Association, approximately 700,000 individuals in the United States each year experience their first heart attack. According to these same statistics, approximately 20% of these patients suffer extensive damage to their heart muscle leading to heart failure within six years. Furthermore, we believe the statistics indicate that despite improvements in the standard of care, this progression from myocardial infarction to heart failure remains largely unavoidable in patients with AMIs.

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

        In March 2006, we completed enrollment of a 53-patient Phase 1 randomized, double-blind, placebo-controlled clinical study to evaluate Prochymal in patients following AMI. The trial was designed to investigate patient response to three different doses of Prochymal versus placebo. Exploratory efficacy endpoints included overall improvement in the function and remodeling of the heart muscle six months after treatment. A safety evaluation for each subject was conducted two years after the subject was enrolled in the trial.

        In March 2007, we reported six-month results in this trial. Heart attack patients receiving Prochymal had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Patients in the Prochymal group were four times less likely to experience an arrhythmic event compared to those receiving placebo (9% vs. 37%, p=0.025). The percentage of patients who experienced clinically significant premature ventricular contractions was significantly less after receiving Prochymal as compared to placebo at the one month (6% vs. 32%, p<0.05) and two month (9% vs. 38%, p<0.05) time points. Patients with anterior wall myocardial infarctions had a statistically significant 7.0 point (24%) improvement in ejection fraction at three months and a 7.3 point (25%) improvement at six months over baseline (p<0.05). In comparison, placebo patients in this group did not have a significant increase. Patients receiving Prochymal had significantly improved pulmonary function as measured by improvement in FEV1% predicted values (17 point Prochymal vs. 6 point placebo, p<0.05). FEV1 or forced expired volume in one second is the amount of air that can be exhaled in a patient's first second of expiration. Comparing the patient's FEV1 reading with normal predicted values (FEV1% predicted) provides a measure of the severity of pulmonary disease. Significantly more patients who received Prochymal experienced improvement in their overall condition at six months as compared to those receiving placebo (42% vs. 11%, p=0.027).

        In February 2008, we reported one-year results in the Phase 1 trial. The trial continued to demonstrate Prochymal's strong safety profile as well as continued statistically significant improvement in heart function. One year magnetic resonance imaging (MRI) data on LVEF was collected and patients treated with Prochymal showed a statistically significant 5.2 point increase over baseline (p=0.021). Patients receiving placebo showed only a 1.8 point improvement over baseline, which was not statistically significant. Patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, demonstrated even greater effects. The Prochymal treatment group showed a 6.5-point improvement one year post-treatment, compared to a 1.9-point increase in the placebo group. Prochymal treated patients continued to experience fewer adverse events at a rate of 6.1 per patient, compared to 8.0 per patient in the placebo group. This one-year interim analysis was performed as a part of the full two-year follow-up, and as a result, contains only limited data.

        Data from the final two-year time point was reported in February 2009 and indicated a continuing benefit from treatment with Prochymal. The trial met its primary endpoint demonstrating the safety of Prochymal in the acute myocardial infarction setting. Patients receiving Prochymal continued to experience fewer adverse events than that of placebo (8 vs. 11 per patient). During the trial, patients receiving Prochymal experienced fewer arrhythmias as compared to patients receiving placebo. This effect was maintained for the duration of the study, with 47.4% of placebo patients experiencing cardiac arrhythmia compared to only 11.8% of Prochymal patients (p=0.006). Ventricular arrhythmias are associated with tissue damage and scar formation in the heart resulting from infarction and can be a sign of poorer prognosis. Two year MRI demonstrated that there was statistically significant improvement in LVEF over baseline, 6.6 point in Prochymal relative to a 3.9 point improvement in placebo. For patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, even greater effects were observed. The Prochymal group showed a significant 9.5 point improvement over baseline two years post-treatment (p<0.05). This compares favorably to the 3.1 point increase observed for the placebo group. No serious adverse events were attributed to Prochymal, and all-cause hospitalizations trended lower in the Prochymal group (38.2%) as compared to the placebo group (47.4%).

        Based upon the positive results from the Phase 1 trial, we received approval from the FDA to initiate a Phase 2 trial. The Phase 2 double-blind, placebo-controlled trial is evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving heart function in patients who experienced a first heart attack. This trial focuses on patients who have suffered a severe myocardial infarction, defined as LVEF between 20% and 45% at baseline. Enrollment of 220 patients was completed in March 2011 at 33 leading centers in the United States and Canada. Patients were randomized to either Prochymal or placebo at a 1:1 ratio. Efficacy endpoints determined from cardiac MRI include end systolic volume, LVEF and the ability of Prochymal to preserve functional heart tissue, or limit scar formation following a heart attack. In addition, functional and quality of life assessments are being performed.

  Phase 2 Clinical Trial—Early Onset Type 1 Diabetes Mellitus.

        We are also investigating Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. Type 1 diabetes, commonly known as juvenile diabetes or insulin-dependent diabetes, is an autoimmune disorder that attacks and destroys insulin producing islet cells in the pancreas causing glucose accumulation in the blood. As a result, those suffering from type 1 diabetes must take insulin to regulate blood sugar levels. Over time, poorly controlled diabetes can lead to serious health conditions, including heart disease, stroke, blindness, amputations, kidney disease and nerve damage. Currently, there are no preventative measures for type 1 diabetes. In preclinical research, both animal and human bone marrow-derived MSCs were shown to preserve beta cell function in animal models of diabetes.

        In October 2007, we reported the initiation of a Phase 2 trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care in preserving insulin production in patients recently diagnosed with type 1 diabetes mellitus. Patients in the double-blind, placebo-controlled study received three intravenous infusions of Prochymal over the course of sixty days. The primary efficacy endpoint of the trial is the measurement of C-peptide produced during a Mixed Meal Tolerance Test in patients treated with Prochymal, compared to those receiving placebo. This test is frequently used in diabetic patients to determine how much insulin is being produced by the pancreas in response to glucose stimulation. The patients in the trial will be followed for safety and efficacy for two years.

        In early 2010, enrollment was completed for 63 patients in our Phase 2, double-blind, placebo-controlled study evaluating Prochymal for the treatment of early onset type 1 diabetes in individuals 12 to 35 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients were enrolled within 2 to 20 weeks of being diagnosed with type 1 diabetes and received three infusions of Prochymal over the course of 60 days. The primary efficacy endpoint, the measurement of C-peptide produced after glucose stimulation, will be measured at one year. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation, or JDRF, for this study. This agreement provides for the JDRF to fund $4.0 million of clinical study costs, and we had achieved all of the contingent milestones as of December 31, 2010.

  Phase 2 Clinical Trial—Chronic Obstructive Pulmonary Disease.

        Enrollment in the 62-patient Phase 2 clinical trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe Chronic Obstructive Pulmonary Disease, or COPD, was completed in the second half of 2008. Patients in the double-blind, placebo-controlled study were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, systemic inflammation and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD will be monitored for both safety and efficacy. Patients were evaluated over the course of two years following initial Prochymal or placebo infusion.

        At the six-month interim analysis, the trial met its primary goal of demonstrating the safety of Prochymal in patients with compromised pulmonary function. Prochymal significantly decreased systemic inflammation in patients when compared to those receiving placebo, as determined by C-reactive protein. Despite this reduction in inflammation, however, pulmonary function in patients receiving Prochymal was not significantly improved compared to those receiving placebo.

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

Chondrogen

        Chondrogen is our biologic drug candidate for knee repair. Chondrogen, a preparation of adult mesenchymal stem cells formulated for direct injection into the knee, regenerated meniscus and prevented osteoarthritis in animal models. As described further below, we completed a Phase 1/2 clinical trial for Chondrogen, designed to evaluate the safety and preliminary efficacy in patients following surgery to remove torn meniscus. The current standard of care for significant injuries to the meniscus is partial meniscectomy surgery, in which the damaged portion of the meniscus is permanently removed. According to a 2005 article in the American Journal of Sports Medicine, approximately 1.0 million people have surgery to remove damaged or torn meniscus in the United States each year. As noted in a 1999 article in the journal Sports Medicine, these patients are 10 to 15 times more likely to develop osteoarthritis, a highly debilitating orthopedic condition. As a result, a significant medical need exists for a product that can prevent cartilage degeneration.

        In the randomized double-blind, placebo-controlled Phase 1/2 clinical trial evaluating Chondrogen, 55 patients received one of two doses of Chondrogen or placebo. At six-months, there was no significant change in the volume of meniscus on MRI in patients that received Chondrogen compared to those patients receiving placebo. However, about 30% of patients treated with Chondrogen demonstrated an improvement in their baseline cartilage or joint condition, while no patients in the placebo group demonstrated similar improvement. At one-year, the data showed improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis ("OA") who received Chondrogen as compared to those treated with the control, hyaluronic acid ("HA"). The effects were dose dependent and pain scores improved from six months to one year following treatment. The two-year follow-up showed that Chondrogen continued to demonstrate a positive safety profile. Chondrogen was well tolerated and was not associated with serious adverse events. Also, it did not result in any adverse hematological events nor in the formation of any abnormal or ectopic tissue. Long term 5-year follow-up of the study participants for safety is ongoing.

        In studies requiring patient-reported outcomes, such as Chondrogen, high placebo rates are observed with a stem cell agent. We have seen similar effects in Crohn's disease. We continue to evaluate ways to overcome or compensate for this elevated placebo rate. We will initiate our next clinical trials in this area once better techniques or outcomes are available to control for the placebo effect.

        We expended approximately $23.5 million in fiscal 2010, $63.3 million in fiscal 2009, and $69.9 million in fiscal 2008, on research and development. In fiscal 2010, we were reimbursed for

$471,000 of research and development expenditures through our contract with DoD and earned $1.2 million in funding from JDRF. In fiscal 2009, we were reimbursed for $3.0 million of research and development expenditures through our contract with DoD and earned $1.2 million in funding from JDRF. In fiscal 2008, we were reimbursed for $2.5 million of research and development expenditures through our contract with DoD and earned $588,000 in funding from JDRF. For more detailed financial information, including information regarding our revenues, profit and loss, and total assets and research and development costs and expenses for the past three fiscal years, including information by segment, as available, see our Financial Statements included in Item 8 to this Annual Report on Form 10-K for fiscal year 2010.

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

        The embryonic stem cell ("ESC") has the greatest differentiation potential and is capable of developing into all cell types found within the human body. ESCs must be harvested from human embryos, giving rise to ethical controversies surrounding the procurement of ESCs, which have hindered progress in ESC research. Also, technical difficulties in purifying and growing ESCs have prevented widespread experimental work capable of withstanding academic or regulatory scrutiny.

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

        In contrast to HSCs, MSCs are progenitor cells that differentiate into various connective tissues, such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma when they receive appropriate biochemical and biomechanical signals. Other biochemical stimuli cause MSCs to mobilize to areas of injury or inflammatory disease. Once there, MSCs coordinate tissue regeneration at a local level by producing tissue growth factors and by interacting with local cells to reduce inflammation and scarring. Importantly, MSCs do not express certain markers on the surface of cells, known as HLA class II antigens, which are responsible for recognition of the cells by the immune system. Also, the cell surface markers, CD40, CD80 and CD86, which are essential for activation of immune cells, are not present on MSCs. These characteristics allow MSCs to:

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

        Successfully commercialize our lead stem cell therapy, Prochymal.    We completed enrollment of the first worldwide Phase 3 stem cell clinical trial in the fourth quarter of 2008, enrolling 244 patients at 72 leading bone marrow transplant centers across the United States, Canada, United Kingdom, Spain, Italy, Australia, Germany and Switzerland. Assuming marketing approval, we plan to develop a sales and marketing organization to promote Prochymal initially for the treatment of the orphan indication of refractory GvHD. Based on the small number of bone marrow transplantation hospitals treating patients with GvHD in the United States and Canada and the lack of effective treatments for this population, we believe we can successfully market Prochymal with a small, specialized sales force.

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

        The Collaboration Agreement also provides for upfront non-contingent, non-refundable payments to us of $130.0 million ($75.0 million of which was received in November 2008 and $55.0 million of which was received on July 1, 2009), and up to $500 million in development and regulatory milestone payments for Prochymal related to GvHD, Crohn's disease and other potential additional indications that we and Genzyme develop together. Based upon sales in Genzyme territories, we are eligible to receive up to $250 million in sales milestones for Prochymal as follows: $100 million payable when annual sales reach $500 million in the Genzyme territories and $150 million payable when annual sales reach $1 billion.

        Upon receipt of the results of the planned Phase 2 clinical trial for Chondrogen, Genzyme may elect to opt-out of further Chondrogen development, at which point all rights to Chondrogen revert back to us with no further obligation by either company. If Genzyme elects to continue with Chondrogen development, we are eligible to receive up to $100 million in development and regulatory milestones based on the achievement of certain clinical trial results and regulatory approvals. Based on sales in Genzyme territories, we are eligible to receive up to $400 million in sales milestones for Chondrogen.

        We are also eligible to receive significant escalating royalties on sales of Prochymal and Chondrogen within the Genzyme territories.

        We are obligated to complete the on-going clinical trials for Prochymal and Chondrogen at our own cost and will also be responsible for the costs of any new clinical trials for agreed upon indications through Phase 2 trials. The costs for any subsequent Phase 3 clinical trials will be borne 60% by us and 40% by Genzyme.

        Genzyme has also agreed to provide launch support to us for the sales and marketing of Prochymal in the United States and Canada upon receipt of marketing approval from regulatory authorities. We will pay Genzyme royalties for these services in amounts that we presently estimate to approximate their fair value.

        The Collaboration Agreement provides that it will expire upon the completion of all development plans stipulated in the Collaboration Agreement and the expiration of all payment obligations; however, in addition to its opt out rights, Genzyme may terminate the Collaboration Agreement early and without further obligation at any time, and either party may terminate the Collaboration Agreement due to non-performance, material breach or insolvency, in each case in accordance with and subject to the specific terms of the Collaboration Agreement.

Prochymal Development to Treat Acute Radiation Syndrome

        In July 2007, we entered into an agreement with Genzyme for collaboration in the preparation and execution of development and purchase agreements with United States and Allied government agencies for countermeasures to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense for the development and stockpiling of Prochymal for the treatment of Acute Radiation Syndrome. Under the terms of the contract, the DoD will provide technology and product development funding to us up to $24.7 million. During the three years ended December 31, 2010, DoD has paid us $6.0 million in connection with this contract. The contract further provides for additional funding for activities leading to FDA approval of Prochymal for ARS and the scaling up of manufacturing processes, and provides the DoD with successive options for the purchase of up to 20,000 doses of Prochymal in the aggregate. The total value of the contract, assuming FDA approval and the exercise by the DoD of all of its options to purchase doses of Prochymal at $10,000 per dose, is up to $224.7 million. We are carrying out this contract in partnership with Genzyme, with us contributing Prochymal and our corresponding safety and advocacy database to the effort, and with Genzyme lending its mass product development and large scale commercialization expertise. Our agreement with Genzyme provides for Genzyme to receive a royalty of 15% of net product sales, limited to those sales made under contracts with United States or Allied government agencies for emergency preparedness. We are not presently pursuing, nor do we currently expect to pursue, other government contracts in partnership with Genzyme.

Juvenile Diabetes Research Foundation—Collaborative Agreement

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes. Under the terms of the agreement, JDRF has agreed to fund $4.0 million of the research costs, payable to us based upon the achievement of established milestones. We received $1.5 million in funding from JDRF during 2009, $2.0 million in funding from JDRF during 2008, and the remaining $500,000 in funding during 2010. We recognize revenue from the JDRF agreement over the estimated schedule of completing this research.

JCR Pharmaceuticals Co., Ltd.—License Agreement

        In August 2003, we entered into a license agreement with JCR Pharmaceuticals Co., Ltd., pursuant to which we granted to JCR an exclusive right in Japan to our MSC technology for use in connection with the use of hematopoietic stem cells derived from peripheral blood, cord blood or bone marrow in the treatment of hematological malignancies.

        The license agreement provided for a payment by JCR to us of an up-front license fee of $3.0 million and payment of an additional $0.5 million upon a certain technology transfer. We received a $0.5 million milestone payment in 2007 when JCR filed an IND in Japan. We also received a $1.0 million milestone payment in the first quarter of 2010 when JCR commenced a pivotal trial in Japan. In addition, if and when marketing approval is obtained in Japan, JCR is required to pay up to $5.5 million in additional pre-commercialization milestones per product and certain amounts for pre-determined thresholds of cumulative net sales. Lastly, JCR has an obligation to pay royalties to us, with such amount dependent upon the cumulative net sales.

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

Intellectual Property

        Our broad intellectual property portfolio originates from our pioneering scientific efforts. We have established a considerable patent position in adult stem cell technology and actively seek to protect proprietary technologies that we consider important to our business, including compositions of matter as well as methods of manufacture and methods of use. We believe that one particularly strong aspect of our patent estate is a claim that relates to the isolated mesenchymal stem cell regardless of its origin, type of expansion or ultimate use. Other layers of our patent protection relate to the application of our stem cell technologies to various organs (e.g. heart, lungs) and therapeutic areas (e.g. autoimmune disorders, inflammatory disorders). Additionally we own IP related to purified compositions of MSCs and the methods that we believe are necessary to manufacture a safe product. We currently own or have exclusive licenses to 47 issued U.S. patents. Foreign counterparts to these patents, including composition of matter claims, have been granted, and we own or hold licenses to 322 issued patents in Europe, Canada, Australia and other countries. The patents and patent licenses included in our portfolio address, among other things, composition of matter, methods of use, and methods of manufacture of mesenchymal stem cells. We aggressively pursue our patent portfolio, and have 34 additional U.S. patent applications and 101 foreign patent applications pending. We are also committed to protecting our intellectual property position by continuously monitoring the competitive landscape and are prepared to act aggressively in the event that our market position is threatened by an infringing product.

        For most of our biologic drug candidates, we rely on multiple patents in combination. The following provides a description of our key patents and is not intended to represent an assessment of claims limitations or scope. Each of the following patents are assigned to Osiris or licensed with a conveyance of all substantial rights as described below. For the issued U.S. patents referred to below, there are corresponding applications that allow us to pursue patents in other countries, some of which have been issued. These foreign patents have expiration dates ranging from 2012 to 2019.

Patent	Jurisdiction	Subject Matter	Related Product(s)	Expiry*
5486359	United States	Composition of Matter for mesenchymal stem cells.	Prochymal, Chondrogen	2013
5733542	United States	Enhancing bone marrow engraftment using MSCs.	Prochymal	2015
5811094	United States	Therapeutic use of MSCs for the repair of connective tissue.	Prochymal, Chondrogen	2015
6328960	United States	Use of MSCs in transplantation, e.g. marrow, tissues and organs.	Prochymal	2019
6355239	United States	Basis for universal use of MSCs without recipient matching.	Prochymal, Chondrogen	2018
6368636	United States	MSCs for prevention and treatment of immune responses in transplantation.	Prochymal	2019
6387369	United States	Use of MSCs for cardiac muscle repair.	Prochymal	2020
7029666	United States	Uses for human mesenchymal stem cells	Prochymal	2018
7892829	United States	Cardiac muscle regeneration using mesenchymal stem cells	Prochymal	2018

*
All noted expiry dates are based on filing dates; actual expiry depends on a number of factors and may vary.

        Patent life determination depends on the date of filing of the application and other factors promulgated under patent law and regulatory laws including, for example, the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The patent term restoration period is generally one-half the time between the effective date of an Investigational New Drug Application or IND and the submission date of a New Drug Application or NDA, plus the time between the submission date of an NDA and the approval of the drug. Only the earliest patent applicable to an approved drug is eligible for the extension. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension. Where appropriate and when eligible, we expect to apply for patent term extensions in an effort to bolster market exclusivity beyond nominal patent expiration dates.

        We also rely upon trade secrets to protect our proprietary information. Through our experience with MSCs and MSC-based product development, we have developed expertise and know-how in this field. We have the capability to manufacture clinical grade MSCs in-house. We also contract for the production through contract manufacturers. To protect this know-how, our policies require confidentiality agreements with our employees, consultants, contractors, manufacturers, outside collaborators, sponsored researchers, and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

        We were founded on the basis of MSC technology obtained from Case Western Reserve University, or CWRU. In January 1993, we entered into a Technology Transfer and License Agreement with CWRU, which was subsequently amended in October 1999 and twice in October 2003. Pursuant to this license agreement, certain patents were assigned to us and others were exclusively licensed to us, with the right to grant sublicenses. The exclusive license is subject to any rights of a governmental agency based on research funding by such an agency, and to CWRU's retained rights under the patents for non-clinical research, testing or educational purposes of CWRU.

        With respect to the patents licensed to us by CWRU, we are obligated to pay royalties to CWRU based on sales of products covered by granted licensed patents, and such royalties commence with respect to each such product on the third anniversary of the initial sale thereof. We are also obligated to pay minimum royalties under the agreement with CWRU and remain responsible for patent costs. The license is terminable by CWRU in the event that there is a material breach by us. Otherwise the license is for the life of the patents. Under certain circumstances, we are obligated to negotiate in good faith with a third party a sublicense under patents licensed from CWRU and under patents and know-how owned by us that are reasonably required by the third party to exercise the granted sublicense. We are not obligated to grant such a sublicense where it would have a potential adverse effect on a product being researched, developed or commercialized by us or by a licensee or sublicensee of ours.

Manufacturing

Production of Biologic Drug Candidates

        One way in which we believe that we have differentiated ourselves from other stem cell companies is through proprietary manufacturing methods that allow for the controlled growth of MSCs to produce up to 10,000 treatments of our biologic drug candidates from a single bone marrow donation. This is in contrast to many other stem cell technologies that are able to make only a single treatment from each donation.

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

        The final product has been configured to allow for ease of storage, distribution and use in the clinic. We ultimately expect the product will be provided in ready-to-use patient dose quantities, shipped from the distribution center on dry ice, and stored in the freezer at the pharmacy.

Production of Osteocel

        In July 2008, we sold our Osteocel business to NuVasive, Inc. and concurrently entered into a Manufacturing Agreement under which we continued to manufacture Osteocel for the exclusive sale to NuVasive through March 2009. We do not presently have any further obligations to NuVasive.

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

  •
  Chondrogen.  If approved, Chondrogen will compete with pain relievers such as acetaminophen, nonsteroidal anti-inflammatory drugs intra-articular injection of corticosteroid or hyaluronic acid. However, none of these have proven disease modification, which is one of the goals of the Chondrogen development program.

        We may face competition in the future from other companies that are researching and developing stem cell therapies. We are aware of many companies working in this area, including: Aastrom Biosciences, Advanced Cell Technology, Aldagen, Inc., Athersys, Cellerant Therapeutics, Cellerix SA, Cognate Therapeutics, Cytori Therapeutics, Gamida Cell, Geron, Mesoblast, MultiCell Technologies, Theradigm, Pluristem Therapeutics, Inc. and StemCells.

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

        In addition, our stem cell therapies may be expensive as compared to other therapies and this may make it more difficult for such therapies to compete with other pharmaceuticals.

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

        Typically, clinical testing involves a three-phase process although the phases may overlap. In Phase 1, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1/2 trial. Phase 3 clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. In some circumstances, the FDA may require Phase 4 or post-marketing trials if it feels that additional information needs to be collected about the drug after it is on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Monitoring all aspects of the study to minimize risks is a continuing process. All adverse events must be reported to the FDA.

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

Fast Track and Orphan Drug Designations

        Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process and provides an opportunity to request priority review of a marketing application providing a six-month review timeline for the designated product. If a preliminary review of the clinical data suggests that a Fast Track product may be effective, the FDA may initiate review of sections of a marketing application for a Fast Track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under PDUFA concerning timing goals to which the FDA has committed in reviewing an application do not begin until the sponsor submits the complete application. During the first quarter of 2005, the FDA designated Prochymal as a Fast Track product for the treatment of GvHD. Prochymal also received Fast Track designation from the FDA in January 2007 for the treatment of refractory Crohn's disease. We cannot predict whether this designation will impact the timing or likelihood of FDA approval of Prochymal.

        The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States at the time of application for Orphan Drug designation. The first developer to receive FDA marketing approval for an Orphan Drug is entitled to a seven year exclusive marketing period in the United States for that product as well as a waiver of the BLA user fee. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven year exclusive marketing period. The FDA granted Orphan Drug designation for Prochymal for GvHD during the last quarter of 2005, and for type 1 diabetes during the second quarter of 2010.

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

Human Cellular and Tissue-Based Product

        Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient is regulated by the FDA as human cells, tissues, and cellular and tissue-based product, or HCT/Ps. We believe that our Biosurgery products are appropriately characterized as HCT/P and not as biologics or drugs. HCT/Ps are regulated differently from drug or biologic products due to the fact they are minimally manipulated tissues intended for homologous use in the patient's body, are not combined with a drug, device or biologic, and do not have systemic or metabolic effects on the body. The FDA does not require premarket approval for HCT/Ps, however, it does require strict adherence to federally mandated current Good Tissue Practice, or cGTP, regulations. These regulations are analogous to the GMP regulations described above in terms of manufacturing standards. In addition, the FDA's regulations include other requirements to prevent the introduction, transmission and spread of communicable disease. Specifically, the FDA's regulations require tissue establishments to register and list their HCT/Ps with the FDA and to evaluate donors through screening and testing.

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

Employees

        As of December 31, 2010, our headcount was 56 full-time and three part-time employees. Of this total, 33 were engaged in research and development and clinical trials for our Therapeutics segment, 12 were engaged in research, development and manufacturing activities in our Biosurgery segment, and 14 were engaged in administration, facilities and finance. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential or proprietary information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any work stoppages.

Executive Officers of the Registrant

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
C. Randal Mills, Ph.D.	39	President and Chief Executive Officer (since July 2004)	Dr. Mills is also a member of the Board of Directors. Prior to joining Osiris, Dr. Mills was an executive officer of Regeneration Technologies, Inc. (NASDAQ—RTIX). Dr. Mills served in several leadership positions at RTI from its formation in 1998 until 2004, including Vice President of Business Development and Vice President of Operation and R&D, and is credited with several key initiatives, including the development and commercialization of RTI's core technology, BioCleanse®.

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Stephen W. Potter	54	Senior Vice President of Operations and Business Development (since February 2011)

Prior to joining Osiris in February 2011, Mr. Potter served as Senior Vice President of Corporate and Business Development for Genzyme Corporation. During his more than ten years at Genzyme, he led a team responsible for providing strategic analysis and transaction support. Prior to Genzyme, Mr. Potter was Senior Vice President of Business Development for DuPont's Pharmaceutical subsidiary in Wilmington, Delaware. Before joining Dupont, Mr. Potter was a Principal at Booz, Allen & Hamilton.

Lode Debrabandere, Ph.D.	45	Senior Vice President, Therapeutics (since July 2006)

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

Michelle LeRoux Williams, Ph.D.	36	Chief Scientific Officer (since May 2007)

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

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Philip R. Jacoby, Jr.	58	Chief Financial Officer, Treasurer and Corporate Secretary (since October 2005)

Mr. Jacoby has over 30 years of financial and management experience with public and privately held companies. Mr. Jacoby joined Osiris in April 2005 as our Corporate Controller and principal accounting officer in preparation for our initial public offering. Prior to joining Osiris, Mr. Jacoby was the Vice President and Corporate Controller for FTI Consulting, Inc. (NYSE—FCN) for five years. Upon graduation from the University of Maryland, he spent over eight years with Arthur Andersen & Co.

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

        Until fiscal 2009, we incurred losses in each year since our inception, and may incur additional losses over the next several years. As of December 31, 2010, we had an accumulated deficit of $247.2 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

        We expect to continue to incur significant operating expenses in the foreseeable future as we seek to:

  •
  complete our Phase 3 clinical trials for Prochymal for GvHD and Crohn's disease;

  •
  complete our Phase 2 clinical trial for Prochymal for cardiac indications, and, if supported by the Phase 2 clinical trial, initiate Phase 3 clinical trials;

  •
  complete our Phase 2 clinical trial for Prochymal for type 1 diabetes, and, if supported by the Phase 2 clinical trial, initiate Phase 3 clinical trials;

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

        Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific, management and sales personnel. These members include C. Randal Mills, Ph.D., Stephen W. Potter, Michelle L. Williams, Ph.D., Philip R. Jacoby, Jr., and Lode Debrabandere Ph.D. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. We have entered into employment agreements with Dr. Mills, Dr. Debrabandere and Mr. Potter. The existence of an employment agreement does not, however, guarantee retention of these employees, and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. Except for Dr. Mills, Dr. Debrabandere and Mr. Potter, none of our employees is employed for a specified term. Competition for personnel is intense. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

If the potential of our stem cell therapies to treat diseases is not realized, the value of our technology and our development programs could be significantly reduced.

        We are currently exploring the potential of our stem cell therapies to treat diseases. We have not proven in clinical trials that our stem cell therapies will be a safe and effective treatment for any disease. Our stem cell therapies are susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their marketing approval or commercial use. We have not yet completed all of the testing necessary to allow us to make a determination that serious unintended consequences will not occur. If the potential of our stem cell therapies to treat disease is not realized, the value of our technology and our development programs could be significantly reduced. Because our biologic drug candidates are based on MSCs, any negative developments regarding the therapeutic potential or side effects of MSCs could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  we have a collaboration with JCR Pharmaceuticals Co., Ltd. granting to JCR an exclusive right to Prochymal for the treatment of GvHD in Japan; and

  •
  we have a collaboration with Genzyme Corporation to develop Prochymal to treat the potentially lethal complications of acute radiation syndrome under a contract awarded to us by the United States Department of Defense.

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

        Under our collaborative arrangement with Genzyme, we were awarded in January 2008 a contract from the U.S. Department of Defense to develop and supply Prochymal for ARS. We are carrying out this contract in partnership with Genzyme, with us contributing Prochymal and our corresponding safety and advocacy database to the effort, and with Genzyme lending its mass product development and large scale commercialization expertise.

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

Genzyme Corporation recently entered into a definitive agreement to be acquired by Sanofi-Aventis SA. We have a collaboration agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. We have also partnered with Genzyme for the development of Prochymal for the treatment of Acute Radiation Syndrome pursuant to a contract with the U.S. Department of Defense. The acquisition of Genzyme may negatively affect our collaborative arrangements with Genzyme and could have a material adverse effect on our business.

        We have significant collaborations with Genzyme, including a collaboration agreement for the development and commercialization of Prochymal and Chondrogen, and a partnership for the development of Prochymal for the treatment of Acute Radiation Syndrome. Genzyme recently announced that it has entered into an agreement and plan of merger pursuant to which it would be acquired by Sanofi-Aventis SA, a French pharmaceutical company. The transaction is currently expected to close sometime in the second quarter of 2011. The acquisition of Genzyme by Sanofi-Aventis may result in a change in Genzyme's business priorities, and as such, may lead to changes in its future operations, contracts and strategic plans, including those involving its collaborations with us. Any such change could affect Genzyme's willingness to complete its obligations under our collaboration agreements. Although Genzyme has made a significant investment in its collaborations with us, it has broad termination rights and could terminate our collaboration for the development and commercialization of Prochymal and Chondrogen at any time, without penalty, pursuant to the applicable termination provisions. In the event Genzyme terminates its collaborations with us, all rights for the development and commercialization of Prochymal and Chondrogen would revert back to us and we would not be required to refund any amounts previously paid to us. Any decision by Genzyme not to proceed or perform under either of our collaborations could have a material adverse effect on our business.

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

        We have contracted with Lonza to manufacture quantities of our stem cell drug candidates for our clinical trials. If Lonza is unable to increase production sufficiently, if and when necessary, we may also not be able to meet anticipated market demand in the future.

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

  •
  significant awards against us;

  •
  substantial litigation costs;

  •
  recall of the product;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial participants; or

  •
  adverse regulatory action.

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

        In order to generate sales revenue from our biologic drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate that our biologic drug candidates are safe and effective and obtain required regulatory approvals. Our early stage biologic drug candidates may fail to perform as we expect. Moreover, our biologic drug candidates in later stages of development may fail to show the desired safety and efficacy traits despite having progressed successfully through preclinical or initial clinical testing. We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals

        If our biologic drug candidates do not prove to be safe and efficacious in clinical trials, we will not obtain the required regulatory approvals. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

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

        We rely on research institutions to conduct our clinical trials. Specifically, the limited number of bone marrow transplant centers further heightens our dependence on such research institutions for our Phase 3 trials. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreement with suitable research institutions on acceptable terms, or if any resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

Final marketing approval of our biologic drug candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

        Any of the following factors may cause final marketing approval for our biologic drug candidates to be delayed, limited or denied:

  •
  our biologic drug candidates require significant clinical testing to demonstrate safety and effectiveness before applicatons for marketing approval can be filed with the FDA;

  •
  data obtained from preclinical and nonclinical animal testing and clinical trials can be interpreted in different ways, and the FDA may not agree with our interpretations;

  •
  it may take many years to complete the testing of our biologic drug candidates, and failure can occur at any stage of the process;

  •
  negative or inconclusive results or adverse side effects during a clinical trial could cause us to delay or terminate development efforts for a biologic drug candidate; or

  •
  commercialization may be delayed if the FDA requires us to expand the size and scope of the clinical trials.

        If marketing approval for our biologic drug candidates is delayed, limited or denied, our ability to market products, and our ability to generate product sales, would be adversely affected.

Producing and marketing an approved drug or other medical product is subject to significant and costly post-approval regulation.

        Even if approved for commercial sale, it is likely that Prochymal will receive conditional approval by the FDA, and we will be required to conduct Phase 4 clinical trials to obtain full approval. Even if we obtain full approval of a product, that approval is subject to limitations on the indicated uses for which we can market it. After granting marketing approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay marketing approval of our products.

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

        Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Although the FDA and its European counterpart, the European Medicines Agency, or EMEA, have designated Prochymal for the treatment of steroid refractory GvHD as an orphan drug, and the FDA has designated Prochymal for the treatment of type 1 diabetes as an orphan drug, none of our other biologic drug candidates have received such designation. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the health authorities will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of up to seven years in the United States and ten years in Europe. This exclusivity, however, could block the approval of our biologic drug candidates if a competitor obtains marketing approval before us. Even if we obtain orphan drug exclusivity for any of our biologic drug candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

        The Defense Contract Audit Agency, or DCAA, and other government agencies routinely audit and investigate government contracts and systems. These agencies review a contractor's performance on its contract, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's accounting, purchasing, property, estimating, compensation and managing information systems. Allegations of impropriety or deficient controls could harm our reputation and/or adversely influence the award of new contracts. Any costs founds to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Therefore, a DCAA audit could result in a substantial adjustment to our revenue earned from federal government contracts.

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

        Certain provisions of Maryland General Corporate Law (MGCL) and of our Maryland charter and Maryland bylaws contain provisions that may make it more difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These include, but are not limited to, the following:

  •
  classification of the board of directors with staggered terms of three years, which prevents a majority of the incumbent directors from being replaced at a single annual stockholders' meeting;

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

        Maryland law also prohibits "business combinations" between us and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in certain circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Maryland law defines an interested stockholder as any person who beneficially owns 10% or more of the voting power of the corporation's stock, or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the corporation's then-outstanding voting stock. A person is not an interested stockholder if the board of directors of the corporation approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, such approval may be conditional.

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

        Our bylaws also contain a provision exempting us from the "control share acquisition" provisions of the MGCL (Sections 3-701 through 3-709). We can provide no assurance that such provision of our bylaws will not be amended or eliminated in the future. Should this happen, the control share acquisition provisions would become effective and may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

        Subtitle 8 of Title 3 of the MGCL ("Subtitle 8") permits a Maryland corporation with a class of equity securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and with at least three independent directors to elect to be subject to any or all of five provisions:

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

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 53% of our outstanding common stock as of February 28, 2011. Included among this 53%, Peter Friedli, the Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 41% of our outstanding common stock as of February 28, 2011. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 4.    Removed and Reserved.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the NASDAQ Global Market under the symbol "OSIR." The following table lists the high and low sale prices per share for our common stock based on the prices as reported on the NASDAQ Global Market for the periods indicated.

	2010		2009
	High	Low	High	Low
Quarter Ended
March 31	$9.24	6.95	$21.01	$12.62
June 30	8.20	5.39	14.59	11.60
September 30	8.15	5.63	15.20	6.46
December 31	8.58	6.36	7.53	5.35

Stockholders

        As of March 1, 2011, there were approximately 197 stockholders of record of our common stock and, according to our estimates, approximately 4,744 beneficial owners of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

        There were no issuances of unregistered securities during fiscal 2010.

Issuer Purchase of Equity Securities and Use of Proceeds

        There were no repurchases by us of our securities during fiscal 2010 or 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated herein by reference to the information contained in the Company's Proxy Statement for the 2011 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Revenue from collaborative research agreements, government contracts, and royalties	$43,021	$44,533	$10,044	$2,048	$1,181
Gross profit on Biosurgery product sales	121	—	—	—	—
Operating expenses:
Research and development	23,501	63,266	69,897	47,140	37,590
General and administrative and other expenses	6,450	8,807	8,586	6,071	8,459

Total operating expenses	29,951	72,073	78,483	53,211	46,049

Income (loss) from operations	13,191	(27,540)	(68,439)	(51,163)	(44,868)
Other income (expense), net	175	1,277	(978)	(6,695)	(4,685)

Income (loss) from continuing operations, before income taxes	13,366	(26,263)	(69,417)	(57,858)	(49,553)
Income tax (expense) benefit	(241)	2,699	—	—	—

Income (loss) from continuing operations	13,125	(23,564)	(69,417)	(57,858)	(49,553)
Income from discontinued operations, net of income taxes	—	38,136	35,925	3,937	4,594

Net income (loss)	$13,125	$14,572	$(33,492)	$(53,921)	$(44,959)

Basic and diluted net income (loss) per share from continuing operations	$0.40	$(0.72)	$(2.18)	$(2.03)	$(2.97)

Basic and diluted net income (loss) per share	$0.40	$0.45	$(1.05)	$(1.89)	$(2.70)

Weighted average shares of common stock used in computing basic net income (loss) per share	32,784	32,742	31,895	28,489	16,663

Weighted average shares of common stock used in computing diluted net income (loss) per share	33,097	32,742	31,895	28,489	16,663

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and investments available for sale	$67,608	$100,715	$62,238	$18,164	$39,181
Working capital(1)	27,423	52,362	70,599	7,247	33,166
Total assets	77,784	107,596	137,467	37,041	49,168
Notes payable, less current portion	—	—	—	1,200	25,000
Accumulated deficit	(247,219)	(260,344)	(274,916)	(241,424)	(187,503)
Total stockholders' equity (deficit)	27,457	12,560	(5,020)	14,336	11,287

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

        The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2010 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "Item 8. Financial Statements and Supplementary Data."

Business Overview

        We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. We believe our stem cell products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We were incorporated in Maryland in May 2010. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We have two business segments, Therapeutics and Biosurgery. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our Biosurgery division works to harness the ability of cells and novel constructs to promote the body's natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians.

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

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries, including 47 U.S. and 322 foreign patents owned or licensed. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for at least the following reasons:

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

        On October 31, 2008, we entered into a Collaboration Agreement with Genzyme Corporation for the global development and commercialization of Prochymal and Chondrogen. Under the terms of the Collaboration Agreement, we retain the right to commercialize Prochymal and Chondrogen in the United States and Canada and Genzyme is granted the exclusive right and license to commercialize the products in all other countries (except with respect to GvHD in Japan where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd.).

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

        In April 2008, we committed to a plan to sell our assets related to Osteocel, a product that we have produced and marketed since July 2005, for regenerating bone in orthopedic indications. On May 8, 2008, we entered into an agreement to sell our entire Osteocel and Osteocel XO product line to NuVasive, Inc. The first of two scheduled closings in connection with this transaction, the "technology assets closing", occurred on July 24, 2008, at which time we received an initial payment of $35.0 million. The second and final closing, the "manufacturing assets closing," occurred on April 9, 2009. As of December 31, 2009, we had received the full $85.0 million proceeds from the sale of our Osteocel business. As a result, all of the activities related to our Osteocel product line have been reported as "discontinued operations" in the accompanying financial statements.

Financial Operations Overview

Revenue

        In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen that provides for non-contingent, non-refundable up front payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $40.0 million of revenue in each of fiscal 2010 and 2009 and $6.7 million of revenue in fiscal 2008 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations, will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

        In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In the first quarter of 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD will provide funding to us, and if we are successful in obtaining FDA approval for acute radiation syndrome, the contract provides for the purchase of up to 20,000 doses of Prochymal, at $10,000 per dose. Under the terms of this contract, we recognized $470,000 in revenue in fiscal 2010, $2.9 million in revenue in fiscal 2009, and $2.5 million in revenue in fiscal 2008.

        In prior years, we have entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2010, we had achieved all $4.0 million of the milestones available under the contract. In fiscal 2010, we achieved the final $500,000 payment from JDRF and recognized $1.2 million in revenue. We received $1.5 million in milestone payments from JDRF in fiscal 2009 and recognized $1.2 million in revenue, and we received $2.0 million in milestone payments from JDRF in 2008 and recognized $0.6 million in revenue during 2008 under this agreement.

        In 2003, we entered into an agreement with JCR Pharmaceuticals, granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan. During the first quarter of 2010, we achieved a $1 million milestone from JCR for development progress in Japan. The collaboration with JCR also provides for additional milestone payments of up to $5.5 million for regulatory and sales milestones, as well as royalty payments on sales of the drug in Japan.

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

        Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through December 31, 2010, we incurred aggregate research and development costs of approximately $390 million.

        Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Therefore, it was not possible to allocate internal R&D costs on either a project-by-project or product-by-product basis in either 2009 or 2008.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. For 2010, our total research and development costs were $19.1 million for our Therapeutics segment and $4.4 million for our Biosurgery segment. As described above, we do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs on a project basis. For 2010, our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, were approximately $2.8 million for Prochymal to treat first line and steroid refractory acute GvHD, $0.9 million for Prochymal to treat Crohn's disease, $200,000 for Prochymal to repair gastrointestinal injury resulting from radiation exposure, $4.1 million for Prochymal to repair heart tissue following a heart attack, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $25,000 for Chondrogen for knee repair.

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

Other Income (Expense), Net

        Other income (expense) consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases and other debt financings. We do not expect to incur material interest expense in the future as we had extinguished all of our outstanding debt prior to fiscal 2009.

Income Taxes

        Historically, we have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $77.3 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income tax accounting for the upfront fees we received from Genzyme Corporation require us to recognize revenue for income tax purposes several years earlier than we recognize this revenue for financial statement purposes, resulting in current income tax liabilities that we expect to exceed our ultimate aggregate income tax expense. During 2010, we released a portion of the valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011.

        In fiscal 2010 and 2009, we recorded a provision for income taxes to recognize the U.S. Federal alternative minimum tax on our taxable income.

        The tax provision for 2010 reflects an effective tax rate for continuing operations of 1.8% compared to a U.S. statutory tax rate of 35%. The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the

Federal alternative minimum tax in 2010, which is almost entirely offset by a release of valuation allowance discussed above.

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

Revenue Recognition

        We generate revenues primarily from collaborative agreements, research licenses, and a government contract. We evaluate revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a stand alone basis, there must be objective and reliable evidence of fair value of the undelivered items, and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corp. ("Genzyme") for the development and commercialization of Prochymal and Chondrogen. Under this agreement, Genzyme paid to us non-contingent, non-refundable cash payments totaling $130.0 million. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $40.0 million of revenue in each of the years ended December 31, 2010 and 2009, and $6.7 million of revenue in the year ended December 31, 2008, related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $3.3 million of long term deferred revenue as of December 31, 2010. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

        In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized approximately $470,000, $3.0 million, and $2.5 million in revenue from the DoD contract during 2010, 2009 and 2008, respectively.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2010, we had achieved all $4.0 million of the contingent milestones under the contract. We began amortizing the each payment as it was received, resulting in $1.2 million of revenue during both 2010 and 2009, and $588,000 of revenue during 2008 under the agreement with JDRF. The remaining $1.0 million of the payments received under this agreement has been recorded as current deferred revenue as of December 31, 2010.

        We have also entered into strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. ("JCR") pertaining to hematologic malignancies (GvHD) drugs for distribution in Japan. Under such agreements, we receive fees for licensing the use of our technology. We recognized $1.0 million of revenue during the first fiscal quarter of 2010 from JCR upon the achievement of a milestone event specified in the agreement.

        We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue on these sales as the sales are made. Revenues include approximately $300,000 of royalty revenue during each of the years 2010 and 2009, and approximately $250,000 in 2008.

        In the third quarter of 2009, we created a new Biosurgery segment, focused on developing high-end biologic products for use in surgical procedures. We commenced manufacturing our first Biosurgery product during the first quarter of 2010 and began distributing the product only for initial clinical evaluation. We launched the product for limited commercial sale in the third quarter of 2010 and have recognized revenues of $183,000 during fiscal 2010.

        Due to the conditions required to preserve these products, customers may elect to have the product shipped to them, or we offer the customers use of our specially designed freezers. Legal title passes to the customers when the product either leaves our shipping dock, if the customer has elected to have the product shipped to them, or when it is placed by us in a specifically designated storage unit located at our facility, if they have elected to have us store the product for them. We defer recognition of revenue on product stored at our facility for more than thirty days until such product is shipped to the customer. Due to the nature of the products and the manufacturing process, all sales are final.

Investments Available for Sale and Other Comprehensive Income

        Investments available for sale consist primarily of marketable securities with maturities less than one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as investment income

        Investments available for sale are evaluated periodically to determine whether a decline in their value is "other than temporary." Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We consider receivables outstanding more than 45-days to be past due. As of December 31, 2010 and 2009, there was no allowance for doubtful accounts related to accounts receivable, as we believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. We have not incurred any bad debt expense related to our continuing operations during the three years ended December 31, 2010.

Inventory

        We commenced limited sales of our Biosurgery products during the third quarter of 2010, and began carrying inventory on our balance sheet thereafter. Inventory consists of raw materials, biologic products in process, and products available for distribution. We determine our inventory values using the first-in, first-out method. Inventory is valued at the lower of cost or market, and excludes units that we anticipate distributing for clinical evaluation.

        We do not carry any inventory for our Therapeutics products, as none of the products from this segment are currently available for commercial sale. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Accordingly, manufactured clinical doses of our drug candidates are expensed as incurred, consistent with our accounting for all other research and development costs.

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the years 2010, 2009 or 2008.

Research and Development Costs

        We expense internal and external research and development ("R&D") costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

        Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Therefore, it is not possible to allocate internal R&D costs on either a project-by-project or product-by-product basis in either 2009 or 2008.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. For 2010, our total research and development costs were $19.1 million for our Therapeutics segment and $4.4 million for our Biosurgery segment. As described above, we do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs on a project basis. For 2010, our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, were approximately $2.8 million for Prochymal to treat first line and steroid refractory acute GvHD, $0.9 million for Prochymal to treat Crohn's disease, $200,000 for Prochymal to repair gastrointestinal injury resulting from radiation exposure, $4.1 million for Prochymal to repair heart tissue following a heart attack, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $25,000 for Chondrogen for knee repair.

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2010 and 2009, we had no accruals for interest or penalties related to income tax matters.

Share-Based Compensation

        We account for share-based payments using the fair value method.

        We recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are expected to vest during the requisite service period on the grant date, which is revised if actual forfeitures differ materially from original expectations.

Recent Accounting Guidance Not Yet Adopted at December 31, 2010

        In December 2010, ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers—a consensus of the FASB Emerging Issues Task Force ("ASU 2010-27") was issued to address the accounting for the annual fee to be levied on pharmaceutical manufacturers starting in 2011 by The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act. This amendment is effective for calendar years beginning after December 31, 2010. We expect to apply the amended guidance beginning January 1, 2011. As we do not currently have any qualifying sales, we do not believe the adoption of this ASU will have a significant effect on our financial statements.

Results of Operations

Year ended December 31, 2010 compared to December 31, 2009

Revenues from Collaborative Research Licenses & Grants

        Revenues from collaborative research licenses and grants were $43.0 million during fiscal 2010 compared to $44.5 million in fiscal 2009. During 2010, we recognized $40.0 million in revenue from our collaborative agreement with Genzyme, $1.0 million from our collaboration with JCR, and $1.2 million from our collaborative agreement with JDRF. Our revenues for 2010 also include $470,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes. Revenues for 2009 were comprised primarily of $40.0 million in revenue from the Genzyme Collaboration Agreement, $3.0 million from our contract with DoD and $1.2 million from the JDRF agreement.

Biosurgery Product Sales

        During 2010, we launched limited commercial sales of wound care products manufactured by our Biosurgery segment and recognized $183,000 in revenue and gross profit of $121,000. We are continuing to distribute the majority of these products for clinical evaluation and expect commercial sales to increase slowly until we obtain reimbursement approvals.

Research and Development Expenses

        Research and development expenses for fiscal 2010 were $23.5 million as compared to research and development expenses of $63.3 million for 2009. Research and development expenses for 2010 include $4.4 million of development and initial manufacturing costs associated with our Biosurgery segment. The reduction in research and development expenses during 2010 when compared to the prior year reflects the completion of enrollment in several of our Phase 3 clinical trials and the associated reduction in site and patient costs. The reduction also reflects a $21.7 million reduction in our contract manufacturing activities as a result of the need for fewer clinical batches of Prochymal. We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

        General and administrative expenses were $6.5 million in fiscal 2010 compared to $8.8 million in fiscal 2009. The decrease in general and administrative expenses is primarily attributable to reductions in our average number of employees during the year, incentive compensation, non cash share-based compensation expense and reductions in our legal and accounting fees, including expenses related to our intellectual property. The non cash charge for share-based compensation, including share grants to members of our Board of Directors, allocated to general and administrative expenses during 2010 was approximately $800,000 as compared to $1.5 million in 2009. Approximately $400,000 of the remaining decrease was due to a reduction in legal, accounting and public company fees.

Board Compensation

        We pay fees to members of our Board of Directors through awards of our common stock and/or a combination of stock and cash, valued at the then current closing price of our stock on the NASDAQ Global Market. In 2010, the total compensation expense for services rendered by our Board was $161,000 compared to $495,000 in 2009.

Other Income (Expense), Net

        Other income, net was $175,000 during 2010, compared to $1.3 million in fiscal 2009. Other income in 2010 consisted primarily of interest income on our investments available for sale, which consists of relatively short-term, investment grade securities with a focus on avoiding market risk. Other income in 2009 includes $818,000 of realized gains on the sale of shares of NuVasive common stock that we received in conjunction with the sale of our Osteocel operations. Interest expense was immaterial in both periods.

Income Tax (Expense) Benefit

        Income tax expense in 2010 was $241,000, and consists of the Federal Alternative Minimum Tax on our taxable income of $661,000, net of the true-up of the income tax payable accounts to our 2009 income tax returns. During 2010, we released $3.2 of our valuation allowance related to the differences between income tax accounting and financial reporting for our deferred revenues related to our collaboration agreement with Genzyme. In 2009, we recorded $1.6 million of income tax expense which consisted of the Federal Alternative Minimum Tax on our taxable income. We recognized an income tax benefit of $2.7 million on continuing operations and income tax expense of $4.3 million on discontinued operations in 2009.

Income from Discontinued Operations

        Our Osteocel operations were sold in an installment sale during fiscal 2008 and 2009 for a total of $85.0 million, as follows:

Payments	Amount	Payment Date
	($000)
Initial cash payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel, paid in cash	5,000	January 2009
Accelerated Manufacturing Assets Closing, paid in cash	5,000	March 2009
Installment paid in stock	12,500	June 2009
Installment paid in stock	12,500	September 2009
Milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel, paid in stock	15,000	November 2009

Total purchase price	$85,000

        We recognized income of $38.1 million from discontinued operations during fiscal 2009. We did not recognize any income or expense from discontinued operations during fiscal 2010.

Year ended December 31, 2009 compared to December 31, 2008

Revenue

        Total revenues increased to $44.5 million for the fiscal year ended December 31, 2009 compared to $10.0 million in fiscal 2008. In fiscal 2009, we recognized $40.0 million in revenue from the Genzyme

Collaboration Agreement, $3.0 million from our contract with DoD and $1.2 million from the JDRF agreement. Revenues in 2008 included $6.7 million from the Genzyme agreement, $2.5 million from the DoD contract and $588,000 from the JDRF agreement.

Research and Development Expenses

        Research and Development expenses were $63.3 million in fiscal 2009 compared to $69.9 million in the prior year. In the second half of fiscal 2009, we completed substantially all the patient treatment in our Phase 3 GvHD trials and began to experience reductions in our R&D expenses.

General and Administrative Expenses

        General and administrative expenses were $8.8 million in fiscal 2009 compared to $8.6 million in the prior year. Share-based payments included in G&A were $1.5 million in fiscal 2009 compared to $1.0 million in the prior year.

Board Compensation

        We pay fees to members of our Board of Directors through awards of our common stock and/or a combination of stock and cash, valued at the then current closing price of our stock on the NASDAQ Global Market. In 2009, the total compensation expense for services rendered by our Board was $495,000 compared to $300,000 in 2008, based on the then-closing price of our common stock on the date of award.

Other Income (Expense), Net

        Other income (expense) primarily consists of investment income, which is made up of interest paid to us on our investments available for sale and the realized gains and losses recognized upon sale, net of interest expense. In fiscal 2009, we recognized investment income of $1.3 million, which included $818,000 of gains realized upon the sale of shares of NuVasive, Inc. common stock that was paid to us in connection with the sale of our Osteocel business. In fiscal 2008, we recognized $416,000 of investment income. We incurred $8,000 of interest expense on our capital equipment leases during fiscal 2009 compared to $1.4 million in interest expense in fiscal 2008, including $508,000 paid to related parties, on debt that was retired during fiscal 2008.

Income Tax (Expense)Benefit

        In 2009, we recognized net income tax expense of $1.6 million which represents the Federal Alternative Minimum Tax on our taxable income and represents an effective tax rate of 10%. Income from continuing operations recognized a tax benefit of $2.7 million and income from discontinued operations was charged $4.3 million of income tax expense. We did not have any income tax expense or benefit in 2008.

Liquidity and Capital Resources

Liquidity

        At December 31, 2010, we had $1.4 million in cash and $66.2 million in investments available for sale. In addition, we did not have any outstanding debt at any time during fiscal 2010 or 2009.

        During the fiscal year ended December 31, 2008, we generated cash from operating activities for the first time since our inception, as a result of the $75.0 million portion of the up front fees received under the Collaboration Agreement with Genzyme. We generated a further $55.0 million of cash in up front fees during fiscal 2009. We used a portion of these proceeds to completely extinguish our debt during 2008, and have since consistently made purchases of investments available for sale with our excess cash. We have used these receipts to fund our operations since fiscal 2008. Although there can be no assurances, we believe that we have sufficient liquidity on hand as of December 31, 2010 to fund our operations through the anticipated date of commercialization of our first biological drug candidate.

Cash Flow

        The following table sets forth a summary of our cash flows for each of our three most recently completed fiscal years:

	Years Ended December 31,
	2010	2009	2008
	(amounts in thousands)
Net cash (used in) provided by operating activities	$(33,189)	$(12,113)	$10,222
Net cash provided by (used in) investing activities	33,180	12,447	(13,068)
Net cash provided by financing activities	145	32	3,082

        Net cash used in operating activities was $33.2 million for the twelve months ended December 31, 2010, primarily reflecting the amortization of the deferred revenue received from Genzyme, partially offset by our net income.

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

        Net cash provided by investing activities was $33.2 million for the twelve months ended December 31, 2010, virtually all of which was the result of our sale of investments available for sale to fund operations. Net cash provided by investing activities was $12.4 million for the twelve months ended December 31, 2009, all of which was attributable to our continuing operations. During that period, we generated $9.7 million of cash from the sale of our Osteocel asset group and had $54.2 million of proceeds from the sale of investments available for sale, primarily representing the sale of the NuVasive shares of common stock we received as partial payment for the Osteocel line of business, as described above. These cash inflows were partially offset by $50.2 million of purchases of investments available for sale with our excess cash on hand during the year. Net cash used in investing activities was $13.1 million for the twelve months ended December 31, 2008. During that period, the investing activities of our continuing operations used $10.3 million of cash, utilizing our excess cash resources to make net purchases of investments available for sale, which was partially offset by the net proceeds from the sale of the Osteocel business. Investing activities of discontinued operations used $2.8 million of cash for the purchases property and equipment during the period.

        Net cash provided by financing activities was insignificant for both the twelve months ended December 31, 2010 and 2009, as we had no debt outstanding during either year. The cash that we received from the exercise of options to purchase shares of our common stock was offset by an increase in restricted cash to support an increased letter of credit for the direct lease of our office facilities that we assumed during the year. Net cash provided by financing activities was $3.1 million for the twelve months ended December 31, 2008, all representing net proceeds realized on the issuance and subsequent redemption of convertible and short-term notes during the period.

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

        We did not have any outstanding debt at any time during 2010. As a result of our financial position and forecasts as of December 31, 2010, we believe that we have sufficient liquidity on hand as of that date to fund our operations through the expected date of initial commercialization of our biological drug candidate.

Off-Balance Sheet Arrangements.

        We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

        The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations at December 31, 2010. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of item under accounting principles generally accepted in the United States and certain assumptions. Future events could cause actual payments to differ from these amounts.

	Payment Due by Fiscal Year
Contractual Obligations	Total	Less Than 1-Year	Years 1-3	Years 4-5	More Than 5-Years
	(amounts in thousands)
Operating lease—facilities	$6,293	$1,082	$2,246	$2,360	$605
Contract Research Organizations	10,220	5,328	4,892	—	—

Total contractual cash obligations	$16,513	$6,410	$7,138	$2,360	$605

        Contract Research Organizations.    We utilize independent contract research organizations, or CROs, to perform many of the tasks required under our clinical trials of our biological drug candidates to utilize their testing expertise and to ensure the objectivity of the clinical results. Under the terms of these agreements, we design the protocol regarding the testing to be performed, and the CRO assists in the enrollment of the patients and testing sites, administers the trial, performs statistical analysis of the results, and compiles the final report.

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

        As of December 31, 2010, we had active contracts with CROs related to four on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $29.8 million, of which we had incurred approximately $19.6 million as of that date. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2010, we currently expect to make payments to the CROs through 2012 as detailed above.

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

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2010, according to the provisions of the lease agreement, we decreased the amount of an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $446,000 according to the terms of the direct lease with the owner of the facility. This letter of credit remained outstanding as of December 31, 2010, and is fully collateralized by restricted cash.

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

  Foreign Current Exchange Rate Risk

        We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three years ended December 31, 2010, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

  Derivative Instruments

        We do not enter into hedging or derivative instrument arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OSIRIS THERAPEUTICS, INC.

FINANCIAL STATEMENTS

INDEX

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our financial statements, including estimates and judgments. The financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The financial statements for fiscal 2010 and 2009 have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein. The financial statements for fiscal 2008 have been audited by Stegman & Company, an independent registered public accounting firm, as stated in their report, which is included herein.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

        Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm on the following page.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Osiris Therapeutics, Inc.

        We have audited the accompanying balance sheets of Osiris Therapeutics, Inc. (a Maryland corporation) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for years then ended. We also have audited Osiris Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Osiris Therapeutics, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Osiris Therapeutics, Inc.'s internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Osiris Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 14, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Osiris Therapeutics, Inc.
Columbia, Maryland

        We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of Osiris Therapeutics, Inc. for the year ended December 31, 2008. Osiris Therapeutics, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Osiris Therapeutics, Inc. for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ STEGMAN & COMPANY

Baltimore, Maryland
March 14, 2009

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	December 31,
	2010	2009
Assets
Current assets:
Cash	$1,442	$1,306
Investments available for sale	66,166	99,409
Accounts receivable	1,928	1,138
Inventory	510	—
Deferred tax asset	3,170	—
Prepaid expenses and other current assets	736	948

Total current assets	73,952	102,801
Property and equipment, net	3,127	3,734
Restricted cash	521	666
Other assets	184	395

Total assets	$77,784	$107,596

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$5,569	$9,013
Deferred revenue, current portion	40,960	41,011
Capital lease obligations, current portion	—	3
Current liabilities of discontinued operations	—	412

Total current liabilities	46,529	50,439
Deferred revenue, net of current portion	3,333	44,173
Other long-term liabilities	465	424

Total liabilities	50,327	95,036

Stockholders' equity
Common stock, $.001 par value, 90,000 shares authorized, 32,794 shares outstanding—2010, 32,773 outstanding—2009	33	33
Additional paid-in-capital	274,646	272,959
Accumulated other comprehensive loss	(3)	(88)
Accumulated deficit	(247,219)	(260,344)

Total stockholders' equity	27,457	12,560

Total liabilities and stockholders' equity	$77,784	$107,596

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Product sales	$183	$—	$—
Cost of goods sold	62	—	—

Gross profit	121	—	—

Revenue from collaborative research agreements, government contract and royalties	43,021	44,533	10,044
Operating expenses:
Research and development	23,501	63,266	69,897
General and administrative	6,289	8,312	8,328
Fees paid to related parties	87	95	—
Share-based payments to related parties	74	400	258

	29,951	72,073	78,483

Income (loss) from operations	13,191	(27,540)	(68,439)
Interest paid to related parties	—	—	(508)
Other income (expense), net	175	1,277	(470)

	175	1,277	(978)

Income (loss) from continuing operations, before income taxes	13,366	(26,263)	(69,417)
Income tax (expense) benefit	(241)	2,699	—

Income (loss) from continuing operations	13,125	(23,564)	(69,417)

Discontinued operations:
Income from operations of discontinued operations, net of income taxes of $120 in 2009	—	1,084	5,525
Gain from sale of discontinued operations, net of income taxes of $4,121 in 2009	—	37,052	30,400

Income from discontinued operations	—	38,136	35,925

Net income (loss)	$13,125	$14,572	$(33,492)

Basic income (loss) per share
Income (loss) from continuing operations	$0.40	$(0.72)	$(2.18)
Income from discontinued operations	—	1.16	1.13

Basic income (loss) per share	$0.40	$0.45	$(1.05)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.40	$(0.72)	$(2.18)
Income from discontinued operations	—	1.16	1.13

Diluted income (loss) per share	$0.40	$0.45	$(1.05)

Weighted average common shares (basic)	32,784	32,742	31,895

Weighted average common shares (diluted)	33,097	32,742	31,895

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands, except for share and per share data)

	Common Stock					Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balance at January 1, 2008	31,648,437	$32	$255,728	$—	$(241,424)	$14,336
Exercise of options to purchase common stock ($.40-$12.50 per share)	66,545	—	289	—	—	289
Share-based payment—director services ($12.01 per share)	21,500	—	258			258
Conversion of convertible notes payable into common stock ($12.04-$13.18 per share)	851,914	1	10,499	—	—	10,500
Induced conversion of convertible notes payable into common stock ($14.00 per share)	87,524	—	1,500	—	—	1,500
Share-based payment—employee compensation	—	—	1,556	—	—	1,556
Comprehensive loss:
Net loss	—	—	—	—	(33,492)	(33,492)
Unrealized gain on investments available for sale	—	—	—	33	—	33

Total comprehensive loss						(33,459)

Balance at December 31, 2008	32,675,920	$33	$269,830	$33	$(274,916)	$(5,020)
Exercise of options to purchase common stock ($.40-$13.33 per share)	75,911	—	575	—	—	575
Share-based payment—director services ($18.50 per share)	21,500	—	400	—	—	400
Share-based payment—employee compensation	—	—	2,154	—	—	2,154
Comprehensive income:
Net income	—	—	—	—	14,572	14,572
Unrealized loss on investments available for sale	—	—	—	(121)	—	(121)

Total comprehensive income						14,451

Balance at December 31, 2009	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560
Exercise of options to purchase common stock ($.40 per share)	8,626	—	3	—	—	3
Share-based payment—director services ($6.46 per share)	11,500	—	74	—	—	74
Share-based payment—employee compensation	—	—	1,610	—	—	1,610
Comprehensive income:
Net income	—	—	—	—	13,125	13,125
Unrealized gain on investments available for sale	—	—	—	85	—	85

Total comprehensive income						13,210

Balance at December 31, 2010	32,793,457	$33	$274,646	$(3)	$(247,219)	$27,457

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$13,125	$(23,563)	$(69,417)
Adjustments to reconcile loss from continuing operations to net cash used in operations:
Depreciation and amortization	755	664	1,633
Non cash share-based payments	1,684	2,456	1,627
Non cash interest expense	—	—	130
Deferred tax benefit	(3,170)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(790)	55,149	(60,738)
Inventory, prepaid expenses, and other current assets	(298)	1,112	(477)
Other assets	211	220	784
Accounts payable and accrued expenses	(3,403)	(1,950)	(1,022)
Deferred revenue	(40,891)	(39,562)	124,746

Net cash used in continuing operations	(32,777)	(5,474)	(2,734)

Discontinued operations
Income from discontinued operations	—	38,136	35,925
Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operations:
Non cash impact of the sale of discontinued operations	—	(44,788)	(30,400)
Depreciation and amortization	—	210	562
Provision for bad debts	—	45	29
Non cash share-based payments	—	98	187
Changes in operating assets and liabilities:
Accounts receivable	—	1,516	2,779
Inventory and other current assets	—	1,707	1,821
Accounts payable and accrued expenses	(412)	(3,563)	2,053

Net cash (used in) provided by discontinued operations	(412)	(6,639)	12,956

Net cash (used in) provided by operating activities	(33,189)	(12,113)	10,222

Cash flows from investing activities:
Investing activities of continuing operations:
Purchases of property and equipment	(148)	(304)	(166)
Proceeds from the sale of property and equipment	—	17	104
Proceeds from sale of discontinued operations, net	—	9,736	33,607
Proceeds from sale of investments available for sale	33,598	54,185	16,195
Purchases of investments available for sale	(270)	(51,187)	(60,000)

Net cash provided by (used in) investing activities of continuing operations	33,180	12,447	(10,260)
Investing activities of iscontinued operations
Purchases of property and equipment of disc ops	—	—	(2,808)

Net cash used by discontinued operations	—	—	(2,808)

Net cash provided by (used in) investing activities	33,180	12,447	(13,068)

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	(3)	(7)	(14,357)
Restricted cash	145	(536)	150
Proceeds from convertible and short-term notes payable	—	—	17,000
Proceeds from the issuance of preferred and common stock, net	3	575	289

Net cash provided by financing activities	145	32	3,082

Net increase in cash	136	366	236
Cash at beginning of period	1,306	940	704

Cash at end of period	$1,442	$1,306	$940

Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$8	$1,264
Cash paid for income taxes	4,281	1,257	—
Supplemental schedule of non cash investing and financing activities:
Conversion of notes payable to common stock	—	—	11,700
Conversion of accrued interest into common stock	—	—	300
Transfer of fixed assets from discontinued operations	—	3,580	—

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies

Description of Business

        Osiris Therapeutics, Inc. ("we," "our," or the "Company") is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. Our biologic drug candidates utilize adult human mesenchymal stem cells ("MSCs") which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace. We have several research collaboration agreements and a government contract for additional product development. During 2009, we created a Biosurgery Division, focused on harnessing the ability of cells and novel constructs to promote the body's natural healing.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. We believe that the most significant estimates that affect the accompanying financial statements are those that relate to the progress and timing of our clinical trials, inventory valuation, deferred tax assets, and share-based compensation.

Cash and Cash Equivalents

        Amounts listed as cash on our balance sheets are maintained in depository accounts at a commercial bank. Cash and cash equivalents, which include highly liquid investments with maturities of three months or less when purchased, held in our brokerage investment accounts are classified as investments available for sale, as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future, and are disclosed at fair value, which approximates cost.

Investments Available for Sale

        Investments available for sale consist primarily of marketable securities with maturities less than one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as other income.

        Investments available for sale are evaluated periodically to determine whether a decline in their value is "other than temporary." Management reviews criteria such as the magnitude and duration of

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies (Continued)

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

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We consider receivables outstanding more than 45-days to be past due. As of December 31, 2010 and 2009, there was no allowance for doubtful accounts related, as we believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized.

Inventory

        We commenced limited commercial sales of our Biosurgery products during the third quarter of 2010, and began carrying inventory on our balance sheet thereafter. Inventory consists of raw materials, biologic products in process, and products available for distribution. We determine our inventory values using the first-in, first-out method. Inventory is valued at the lower of cost or market, and excludes units that we anticipate distributing for clinical evaluation.

        As of December 31, 2010, inventory for our Biosurgery segment consists of the following:

($000)
Inventory:
Raw materials and supplies	$144
Finished goods	366

Total Biosurgery inventory	$510

        We do not carry any inventory for our Therapeutics products, as none of the products from this segment are currently available for commercial sale. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Accordingly, manufactured clinical doses of our drug candidates are expensed as incurred, consistent with our accounting for all other research and development costs.

Property and Equipment

        Property and equipment, including improvements that extend useful lives, are valued at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method based on estimated useful lives ranging from three to seven years for furniture,

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies (Continued)

equipment and internal use software. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the original term of the lease.

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the years 2010, 2009 or 2008.

Revenue Recognition

        We generate revenues primarily from collaborative agreements, research licenses, and a government contract. We evaluate revenues from agreements that have multiple elements which require us to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a stand alone basis, there must be objective and reliable evidence of fair value of the undelivered items, and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corp. ("Genzyme") for the development and commercialization of Prochymal and Chondrogen. Under this agreement, Genzyme agreed to pay to us non-contingent, non-refundable cash payments totaling $130.0 million. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies (Continued)

on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012. Accordingly, we recognized $40.0 million of revenue in each of the years ended December 31, 2010 and 2009, and $6.7 million of revenue in the year ended December 31, 2008, related to the amortization of the upfront payments. The balance of these payments has been recorded as $40.0 million of current deferred revenue and $3.3 million of long term deferred revenue as of December 31, 2010. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

        In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized approximately $500,000, $3.0 million, and $2.5 million in revenue from the DoD contract during 2010, 2009 and 2008, respectively.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase II clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2010, we had achieved all $4.0 million of the contingent milestones under the contract. We began amortizing each payment as it was received, resulting in $1.2 million of revenue during both 2010 and 2009, and $0.6 million of revenue during 2008 under the agreement with JDRF. The remaining $1.0 million of the payments received under this agreement has been recorded as current deferred revenue as of December 31, 2010.

        We have also entered into strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug candidates. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. ("JCR") pertaining to hematologic malignancies (GvHD) drugs for distribution in Japan. Under such agreements, we receive fees for licensing the use of our technology. We recognized $1.0 million of revenue during the first fiscal quarter of 2010 from JCR upon the achievement of a milestone event specified in the agreement.

        We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue on these sales as the sales are made. Revenues include approximately $300,000 of royalty revenue during each of the years 2010 and 2009, and approximately $250,000 in 2008.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies (Continued)

        As discussed in Note 4—Segment Reporting below, in the third quarter of 2009, we created a new Biosurgery segment, focused on developing high-end biologic products for use in surgical procedures. We commenced manufacturing our first Biosurgery product during the first quarter of 2010 and began distributing the product only for initial clinical evaluation. We launched the product for limited commercial sale in the third quarter of 2010 and have recognized revenues of $183,000 during fiscal 2010.

        Due to the conditions required to preserve these products, customers may elect to have the product shipped to them, or we offer the customers use of our specially designed freezers. Legal title passes to the customers when the product either leaves our shipping dock, if the customer has elected to have the product shipped to them, or when it is placed by us in a specifically designated storage unit located at our facility, if they have elected to have us store the product for them. On product stored at our facility for more than thirty days, we delay recognition of revenue until such product is shipped to the customer. Due to the nature of the products and the manufacturing process, all sales are final.

Research and Development Costs

        We expense internal and external research and development ("R&D") costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

        Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Therefore, it was not possible to allocate internal R&D costs on either a project-by-project or product-by-product basis in either 2009 or 2008.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. For 2010, our total research and development costs were $19.1 million for our Therapeutics segment and $4.4 million for our Biosurgery segment. As described above, we do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs on a project basis. For 2010, our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, were approximately $2.8 million for Prochymal to treat first line and steroid refractory acute GvHD, $0.9 million for Prochymal to treat Crohn's disease, $200,000 for Prochymal to repair gastrointestinal injury resulting from radiation exposure, $4.1 million for Prochymal to repair heart tissue following a heart attack, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $25,000 for Chondrogen for knee repair.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies (Continued)

to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense, if any, consists of the taxes payable for the current period and the change during the period in deferred tax assets and liabilities.

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2010 and 2009, we had no accruals for interest or penalties related to income tax matters.

Income (Loss) per Common Share

        Basic income (loss) per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share adjusts basic income (loss) per share for the potentially dilutive effects of common share equivalents, using the treasury stock method, and includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and warrants.

        Potentially dilutive effects of common share equivalents are calculated based upon the income (loss) from continuing operations.

        Diluted income (loss) per common share excludes all 1,000,762, and 1,211,177, outstanding stock options for the years ended December 31, 2009 and 2008, respectively, as their effect is anti-dilutive. Similarly, the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, discussed in Note 9 below, has also been excluded from the calculation as the effect is anti-dilutive. As a result of the anti-dilutive nature of the options and outstanding warrants, basic and diluted income (loss) per share are identical for 2009 and 2008.

        Diluted income per common share for the 2010 excludes 824,909 "out-of the money" stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, as their effect is anti-dilutive.

        A reconciliation of basic to diluted weighted average common shares outstanding for 2010 is as follows:

Year ended December 31, 2010
(000s)
Basic weighted average common shares outstanding	32,784
Dilutive weighted average options outstanding	313
Dilutive weighted average warrants outstanding	—

Diluted weighted average common shares outstanding	33,097

Share-Based Compensation

        We account for share-based payments using the fair value method.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Description of Business and Significant Accounting Policies (Continued)

        We recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis for each vesting tranche based on the value of share awards that are expected to vest on the grant date, which is revised if actual forfeitures differ materially from original expectations.

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income or loss and all changes in equity from non-stockholder sources, which consist of changes in unrealized gains and losses on investments.

Concentration of Risk

        We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.

        We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Accounts receivable in the accompanying balance sheets consists primarily of amounts due from contract counterparties. We expect all of our receivables to be fully collected. We have not incurred any bad debt expense related to our continuing operations for the three years ended December 31, 2010.

Recent Accounting Guidance Not Yet Adopted at December 31, 2010

        In December 2010, ASU 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers—a consensus of the FASB Emerging Issues Task Force ("ASU 2010-27") was issued to address the accounting for the annual fee to be levied on pharmaceutical manufacturers starting in 2011 by The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act.. This amendment is effective for calendar years beginning after December 31, 2010. We expect to apply the amended guidance beginning January 1, 2011. As we do not currently have any qualifying sales, we do not believe the adoption of this ASU will have a significant effect on our financial statements.

2. Collaboration Agreements and Government Contract

        Following is a detailed discussion of each of our material collaborative agreements and contracts. The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the "Revenue Recognition " section of Note 1, Description of Business and Significant Accounting Policies.

        Collaboration Agreement with Genzyme Corporation.    On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we will retain the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted the exclusive right and license to commercialize Prochymal and Chondrogen in all other countries (the "Genzyme Territory"), except with respect to Prochymal for Graft vs. Host Disease ("GvHD") in Japan, which has

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Collaboration Agreements and Government Contract (Continued)

previously been licensed to JCR Pharmaceuticals Co. Ltd. Genzyme has the right to "opt-out" of any further Chondrogen development following receipt of the results of the planned Phase 2 clinical trial for Chondrogen. If Genzyme opts-out, all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen. In the event that Genzyme does not opt-out but instead participates in the future development efforts for Chondrogen, Genzyme would be entitled to retain rights and licenses to our intellectual property related to Chondrogen in all countries outside the United States and Canada.

        As partial consideration for the grant of these rights, Genzyme paid us a non-contingent, non-refundable cash payment of $130.0 million. The Collaboration Agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme, to be paid by Genzyme to us, as follows:

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

  •
  Total development milestones of up to $180.0 million related to Crohn's disease and Ulcerative Colitis, with $50.0 million payable upon achieving statistically significant endpoint(s) in a Phase 3 clinical trial for Crohn's disease, $100.0 million payable upon marketing approval by the EMEA for Crohn's disease, $10.0 million payable upon achieving statistically significant endpoint(s) in a Phase 2 or Phase 3 clinical trial for Ulcerative Colitis, and $20.0 million payable upon achieving marketing approval for Ulcerative Colitis by the EMEA.

  •
  Total development milestones of up to $270.0 million related to the development of follow-on indications for Prochymal, with $20.0 million payable upon each success in a Phase 2 clinical trial for acute myocardial infarction, type 1 diabetes or other follow-on indications, as agreed to by the Company and Genzyme, and $40.0 million payable upon receipt of each marketing approval by the EMEA for Prochymal for chronic obstructive pulmonary disease ("COPD"), acute myocardial infarction, type 1 diabetes mellitus or other follow-on indications, as agreed to by the Company and Genzyme.

  •
  Total sales based milestones of up to $250.0 million for Prochymal, with $100.0 million payable when annual Prochymal sales reach $500.0 million in the Genzyme Territory, and $150.0 million payable when annual Prochymal sales reach $1.0 billion in the Genzyme Territory.

        Chondrogen:    Upon receipt of the results of the planned Phase 2 clinical trial of Chondrogen, Genzyme may elect to opt-out of any further Chondrogen development, at which point all rights to Chondrogen will revert to us with no further obligations between the companies with regard to Chondrogen. If Genzyme does not opt-out, we are eligible to receive up to $500.0 million in development, regulatory and sales based milestone payments for Chondrogen, as follows:

  •
  Total development and regulatory milestones of up to $100.0 million, with $10.0 million payable if Genzyme does not opt-out, $10.0 million payable upon demonstration of disease modification

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Collaboration Agreements and Government Contract (Continued)

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

        We will be solely responsible for ongoing clinical trial costs and future clinical trial costs with respect to both Prochymal and Chondrogen through Phase 2 clinical trials. We will share with Genzyme all costs of future Phase 3 and Phase 4 clinical trials for agreed-upon indications (assuming in the case of Chondrogen that Genzyme does not opt-out), with us being responsible for 60% of such costs and Genzyme responsible for 40% of such costs.

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

        Juvenile Diabetes Research Foundation Agreement.    In 2007, we entered into a collaborative agreement with the JDRF which provides funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide $4.0 million of contingent milestone funding. We initiated a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes in the fourth quarter of 2007, and achieved $2.0 million of the contingent milestones during 2008, $1.5 million in 2009, and the remaining $0.5 million in 2010. Consistent with our revenue recognition policies for such contingent milestones, we began amortizing each milestone payment as it was received and will continue to amortize the payments over the remaining term of our obligations under the agreement.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Collaboration Agreements and Government Contract (Continued)

        JCR Pharmaceuticals Agreement.    In 2003, we entered into a strategic alliance with JCR Pharmaceuticals Co. Ltd. ("JCR"). Under the JCR agreement, we have granted to JCR the exclusive right in Japan to use our technology in conjunction with the treatment of hematologic malignancies using hematopoietic stem cell transplants. The JCR agreement entitles us to a licensing fee and to royalties on any resulting revenue. Upon commencement of the agreement, JCR purchased 545,454 shares of our Series B Convertible Preferred Stock for $3.0 million. These shares were converted into 136,363 shares of our common stock concurrent with our initial public offering in August 2006. They have also paid us a total of $5.0 million in licensing fees under the agreement, $1.0 million in 2010 and $4.0 million of which was prior to 2008. The JCR agreement also provides for additional contingent milestone payments totaling $5.5 million, which will be recorded as revenue if and when the milestone events occur, and as well as royalty payments on sales of the drug in Japan.

3. Discontinued Operations & Gain on Sale of Discontinued Operations

        In July 2005, we began the manufacture and sale of Osteocel®, which is used by orthopedic surgeons for focal bone repair. In April 2008, we committed to a plan to sell our biologic tissue product segment, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel® XO, an allograft material containing cancellous bone, used in spinal fusion and other surgical procedures. We refer to these assets as our Osteocel asset disposal group, and in May 2008, we entered into an Asset Purchase Agreement to sell these assets to NuVasive, Inc., a Delaware corporation. Not included among the Osteocel asset disposal group is Osteocel® XC, our second generation product candidate under development for bone repair, utilizing culture expanded mesenchymal stem cells to create a synthetic version of Osteocel.

        We eliminated the Osteocel asset disposal group from our ongoing operations as a result of the disposal transaction and have presented the results of the group's operations as a discontinued operation for all periods presented.

        The Asset Purchase Agreement to sell the Osteocel asset disposal group to NuVasive provided for two closings—a technology assets closing, at which technology and certain other business assets were transferred, and a manufacturing assets closing, at which manufacturing assets and facilities were to be transferred. In July 2008, we held a Special Meeting of Stockholders at which our stockholders overwhelmingly approved the sale of the Osteocel business. The technology assets closing also occurred on that date, at which time we received an initial payment of $35.0 million. Concurrent with the technology assets closing, we entered into a Manufacturing Agreement with NuVasive, under which we continued to manufacture Osteocel and sold 100% of the product to NuVasive at specified prices. In December 2008, we earned another $5.0 million in additional purchase price through the achievement of a production milestone. The agreements with NuVasive were amended several times during 2008, all without altering the potential purchase price.

        We recognized a gain on the technology assets closing of $25.5 million in the third quarter of 2008. We incurred transaction costs of $1.4 million, including legal, accounting and advisory fees. At that time, we also established reserves totaling $8.1 million to recognize the concessionary pricing of Osteocel that we produced under the Manufacturing Agreement. The reserves were amortized into the income (loss) from operations of discontinued operations beginning in the fourth quarter of 2008 as we fulfilled our obligations under the Manufacturing Agreement. We earned the first $5.0 million

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

contingent milestone payment during December 2008. This milestone, net of $0.1 million of additional expenses, was recorded as an increase to the gain from the sale of discontinued operations during the fourth quarter of 2008. At December 31, 2008, $3.6 million of the concessionary pricing reserves remained unamortized, and were included in current liabilities of discontinued operations as of that date.

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

        The Asset Purchase Agreement, as amended, provided for up to $85.0 million of total purchase price, as follows:

Payments	Amount	Payment Date
Initial cash payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel, paid in cash	5,000	January 2009
Accelerated Manufacturing Assets Closing, paid in cash	5,000	March 2009
Installment paid in stock	12,500	June 2009
Installment paid in stock	12,500	September 2009
Milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel, paid in stock	15,000	November 2009

Total purchase price	$85,000

        The $30.0 million of payments that became payable at specified dates (March, June and September 2009, respectively) as a result of the March 2009 amendments, net of direct expenses of approximately $0.2 million, were recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009. The $12.5 million payments due June 30, 2009 and September 30, 2009, as well as the final $15.0 million milestone achieved in October 2009, were paid in shares of common stock issued by NuVasive. Cumulatively, we received 1,001,422 shares of NuVasive common stock, of which we had sold 986,122 for total cash proceeds of approximately $40.3 million at December 31, 2009. At December 31, 2009, we had the remaining 15,300 shares, with a fair value of $489,000, included on our balance sheet as a component of Investments Available for Sale. We sold these shares in 2010 for additional cash proceeds of approximately $598,000, which included a realized gain of approximately $24,000. Title to the fixed assets transferred to NuVasive passed on April 9, 2009.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

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

        As discussed below in Note 4—Segment Reporting, we created a new Biosurgery business unit at the end of the third quarter of 2009, which utilizes the facilities previously used to manufacture Osteocel. As a result, we updated our analysis of the lease impairment charge and reversed the $2.8 million impairment that remained unamortized at that time. Both of these impairments charges were recorded as components of the gain on the sale of discontinued operations in 2009.

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

        Since the transaction was completed as of December 31, 2009 the Osteocel asset disposal group did not have an impact on our statement of operations during fiscal 2010.

        We recognized a gain of approximately $37.1 million, net of income taxes, on the sale of discontinued operations for the year ended December 31, 2009. In connection with this transaction, we recognized a gain on the sale of discontinued operations of $30.4 million during the fiscal year ended December 31, 2008. These gains are summarized as follows:

	2009 ($000)	2008 ($000)
Initial purchase price and milestone payments earned under the Asset Purchase Agreement	$45,000	$40,000
Direct expenses related to the sale	(259)	(1,443)
Concessionary pricing and inventory adjustments	2,549	(8,097)
Employee related costs	(1,397)	(60)
Impairment of long lived assets and manufacturing facilities	(4,720)	—

Pretax gain on sale	41,173	30,400
Income tax expense	(4,121)	—

Gain from sale of discontinued operations, net	$37,052	$30,400

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

        We eliminated the Osteocel asset disposal group from our ongoing operations as a result of the disposal transaction and have presented the group's assets, liabilities, and the results of the group's operations as a discontinued operation for all periods.

        The only assets allocable to the Osteocel asset disposal group at December 31, 2009 was $412,000 of current liabilities, all of which were settled during the first quarter of 2010.

        Summarized operating results of the Osteocel asset disposal group for the years ended December 31, 2009 and 2008 are as follows:

	2009 ($000)	2008 ($000)
Product sales	$6,295	$24,670
Cost of goods sold	4,967	17,455

Gross profit	1,328	7,215

Operating expenses	124	1,690
Income from operations of discontinued operations, before income taxes	1,204	5,525
Income tax expense	120	—

Income from operations of discontinued operations	$1,084	$5,525

        Revenues on Osteocel sales were recognized when legal title to the product passed to the customer. Costs of goods sold related to the Osteocel product consist primarily of the costs to obtain the tissue and other chemicals and supplies, quality and sterility testing, plus labor and allocated overhead costs and the costs of operating the clean-room facilities.

4. Segment Reporting

        At the end of the third quarter of 2009, we created the Biosurgery division, focused on developing high-end biologic products for use in surgical procedures.

        In 2010, we began to manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory, autoimmune, orthopedic and cardiovascular areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Our Therapeutics segment does not presently have any products approved for sale and its revenues consist of collaborative research agreements, a government contract and royalties as described in Note 1—Description of Business and Significant Accounting Policies.

        Our Biosurgery segment is focused on the development, manufacture and sale of biologic products designed to promote the body's natural healing process and improve surgical outcomes. We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial sale during the third quarter of 2010, and recognized revenues of $183,000 from the sales of Biosurgery products during the

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4. Segment Reporting (Continued)

remainder of 2010. Accordingly, we have incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment throughout 2010, but have recognized revenue from sales only during the third and fourth quarters of 2010. As a result of these start up costs, any measure of segment profitability from our Biosurgery segment for 2010 is not indicative of the segment's expected future results.

        Therefore, although we have historically managed our business based primarily on the costs specifically attributable to each of our segments, we expect to begin managing our business based on more traditional measures of segment income as we increase our production and sales levels for our Biosurgery products. Accordingly, at this time only revenues and expenses directly related to operations, excluding other income (expense), net and income taxes, are not allocated by segment

        Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

        The costs specifically attributable to each of our segments for the year ended December 31, 2010 is as follows:

	Year Ended December 31, 2010
	Therapeutics	Biosurgery	Total
Product sales	$—	$183	$183
Cost of goods sold	—	62	62

Gross profit	—	121	121

Revenue from collaborative research agreements, government contract and royalties	43,021	—	43,021
Operating expenses:
Research and development	19,102	4,399	23,501
General and administrative	5,809	641	6,450

	24,911	5,040	29,951

Income (loss) from operations	$18,110	$(4,919)	$13,191

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4. Segment Reporting (Continued)

        The assets specifically attributable to each of our segments as of December 31, 2010 are as follows:

	Therapeutics ($000)	Biosurgery ($000)
Segment assets:
Accounts receivable	$1,757	$171
Inventory	—	510

Total segment assets	$1,757	$681

5. Property and Equipment

        Property and equipment consist of the following at December 31,

	2010 ($000)	2009 ($000)
Laboratory and manufacturing equipment	$421	$338
Computer hardware, furniture and fixtures	500	477
Leased assets	26	26
Leasehold improvements	4,204	4,162

	5,151	5,003
Accumulated depreciation and amortization	(2,024)	(1,269)

Property and equipment, net	$3,127	$3,734

        During the third quarter of 2008, we consolidated all of our corporate activities in our Columbia, Maryland facility. Prior to that time, we had leased approximately 126,000 square feet of laboratory, production, warehouse and office space in Baltimore, Maryland under a lease agreement that expired in September 2008 which had originally been arranged by the Maryland Economic Development Corporation and the City of Baltimore. Upon the expiration of the Baltimore lease, we vacated that location and consolidated our operations in our Columbia facility.

6. Notes Payable and Capital Lease Obligations

        In October 2006, we issued $20.0 million in convertible promissory notes in a private placement to several Swiss investors. The notes accrued interest at a rate of 10%, with semi-annual payments of accrued interest becoming due and payable on April 30 and October 30 of each calendar year, until maturity on April 30, 2009. The notes were convertible at the option of the respective holders at any time after February 9, 2007, into shares of common stock at the conversion price of $18.00 per share. The notes initially provided for automatic conversion into common stock at the same conversion price, if at any time after February 9, 2007, the closing price of the our common stock on the NASDAQ Global Market closed for ten consecutive trading days at $25.00 per share or greater. The notes also provided for redemption at any time at our option, with 30-day written notice. In December 2007, we induced the conversion of $18.8 million of the notes, together with accrued interest into 1,465,837 shares of common stock. In connection with this induced conversion, we recorded a non-cash charge of $4.8 million as interest expense. In January 2008, we induced the conversion the remaining $1.2 million

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

6. Notes Payable and Capital Lease Obligations (Continued)

of these notes, together with accrued interest into 87,524 shares of common stock at the conversion price of $14.00 per share, which resulted in a non cash charge of $248,000 as interest expense.

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

        Accordingly, there were no notes payables outstanding at either December 31, 2010 or 2009.

Maturities of Capital Lease Obligations

        We historically had used capital leases to finance a small portion of our equipment. As of December 31, 2009, there was $3,000 of remaining payments due on our capital lease obligations, which were due in 2010 and accordingly classified as a current liability at that time. There were no remaining payments due under our capital leases as of December 31, 2010.

7. Share-Based Compensation

        In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and again in 2010 to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 1,950,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At December 31, 2010, there were 807,823 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. Share-Based Compensation (Continued)

        We generally issue stock option awards that vest over four years and have a ten-year contractual life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Years ended December 31,
	2010	2009	2008
Assumptions:
Weighted average risk-free interest rate	2.50%	2.20%	3.83%
Dividend yield	0.0%	0.0%	0.0%
Expected life of option grants	5.0-years	5.0-years	6.25-years
Weighted average expected stock price volatility	56-57%	55-59%	67%

        The expected life of stock options granted was based on the our historical option exercise experience and post vesting forfeiture experience using the historical expected term from the vesting date. The expected volatility of the options granted was determined using historical volatilities based on stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term approximating the expected life of the options. The forfeiture rate was determined using historical pre-vesting forfeiture rates since the inception of the plans. We have never paid a dividend, and as such, the dividend yield is zero.

        In connection with the stock options exercised during the year ended December 31, 2010, we received cash proceeds of $3,000. At December 31, 2010, there was $1.5 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.75 years.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. Share-Based Compensation (Continued)

        A summary of stock option activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	880,410	$8.64	8.3-years
Granted	552,000	$13.56
Exercised	(66,545)	$(4.36)		$663
Forfeited or canceled	(154,688)	$(12.23)

Balance, December 31, 2008	1,211,177	$10.66	8.0-years
Granted	164,750	$17.75
Exercised	(75,911)	$(7.57)		$497
Forfeited or canceled	(299,254)	$(14.96)

Balance, December 31, 2009	1,000,762	$10.78	7.0-years
Granted	406,500	$7.37
Exercised	(8,626)	$(0.40)		$58
Forfeited or canceled	(49,375)	$(12.53)

Balance, December 31, 2010	1,349,261	$9.75	6.9-years	$2,529

Exercisable at December 31, 2010	668,008	$8.49	5.5-years	$2,357

        A summary of stock options outstanding at December 31, 2010, by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.40 to $ 1.00	314,136	4.1	$0.40	314,136	$0.40
1.01 to 6.75	117,500	9.4	6.45	250	6.51
6.76 to 10.00	322,250	8.8	7.63	37,687	6.84
10.01 to 12.50	226,375	6.9	12.08	130,810	12.08
12.51 to 15.00	55,000	7.3	13.58	28,625	13.79
15.01 to 17.50	68,500	7.7	17.02	34,625	17.03
17.51 to 20.00	125,000	8.1	18.58	31,500	18.59
$20.01 to $24.00	120,500	6.1	23.59	90,375	23.59

	1,349,261	6.9	$9.75	668,008	8.49

        The weighted fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $3.77, $9.26, and $8.77, respectively.

        The table below reflects the total share-based compensation expense (including share-based payments to our non-employee directors) recognized in our income statements for the years ended

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. Share-Based Compensation (Continued)

December 31, 2010, 2009 and 2008. For the years ended December 31, 2010, 2009 and 2008, share-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

	Year ended December 31,
	2010 ($000)	2009 ($000)	2008 ($000)
Research and development	$896	$959	$652
General and administrative	788	1,497	975
Discontinued operations	—	98	187

Share-based compensation	$1,684	$2,554	$1,814

8. Related Party Transactions

        Peter Friedli.    Peter Friedli, the Chairman of our Board of Directors, or entities with which he is affiliated, have been responsible for procuring since 1993, an aggregate of approximately $270 million in debt and equity financing for us and our predecessor company. Mr. Friedli is the beneficial owner of approximately 41% of our common stock as of December 31, 2010. Of the shares beneficially owned by Mr. Friedli at December 31, 2010, 45,000 shares were received by him as Board compensation since 1996, 12,500 shares and warrants for 1,000,000 shares were granted in recognition of his fundraising efforts, as discussed below, and the remaining shares were acquired through investment or through purchase from third parties.

        Private Placement Financings During the Three Years Ended December 31, 2010.    Friedli Corporate Finance, Inc, or FCF, has served as our agent in Europe in connection with the fundraising efforts described below. Mr. Friedli is the sole owner of FCF.

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

        Our Board of Directors, including all of our independent directors, but with Mr. Friedli abstaining, unanimously approved each of these financings, including the participation of Mr. Friedli and entities affiliated with Mr. Friedli and the arrangements with FCF.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

8. Related Party Transactions (Continued)

        In 2008, we accrued $150,000 for fees payable to Mr. Friedli or entities with which he is affiliated in connection with the $17 million of financing provided by him during 2008. These fees are classified as interest paid to related parties in the accompanying statement of operations.

        During 2010, we paid Mr. Friedli $64,600 for his service on our Board of Directors. In 2009, we issued 10,000 shares of our common stock, valued at $120,000 to Mr. Friedli for his service on our Board of Directors and in 2008; we issued 10,000 shares of our common stock, valued at $186,000 to Mr. Friedli for his service on our Board of Directors.

        In response to Mr. Friedli's successful efforts in procuring for us accommodations relative to financing transactions that had occurred prior to our initial public offering, we issued to Mr. Friedli in 2006, in connection with and just prior to our initial public offering, a warrant exercisable for up to 1,000,000 shares of our common stock at $11.00 per share, the price for which shares were sold in the initial public offering. This warrant is scheduled to expire in May 2011.

9. Warrants

        At December 31, 2010, we had an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share. As of December 31, 2010, a summary of the status of the warrant is as follows:

Warrant Price	Common Shares	Weighted Average Remaining Contractual Life	Intrinsic Value	Expiration Date
$11.00	1,000,000	0.5 years	$—	May 24, 2011

        The warrant was issued during 2006 prior to our IPO, and has an exercise price of $11.00. We computed the value of this warrant using the Black-Scholes option pricing method, using a risk free interest rate of 4.80%, the expected life of 2.5-years and a stock volatility factor of 44.66%. Since the Company had just recently completed its initial public offering at the time of the valuation, and previously its stock did not trade, we determined the volatility by selecting a comparable public company in the biotech industry and tracking its stock prices over the past 2.5-years. The value of this warrant was determined to be $3.5 million, which was expensed during 2006.

10. Income Taxes

        The provision for income taxes in 2010 represents the U.S. Federal income tax of $2.7 million, Maryland state income taxes of $1.2, net of the valuation allowance release of $3.2 million and the true-up of our income tax payable account to the 2009 income tax returns and is $241,000. The provision for income taxes in 2009 represents the U.S. Federal alternative minimum tax of $1.6 million on our taxable income. Our 2009 total tax expense comprises of the income tax benefit of $2.7 million from our continuing operations and the tax expense of $4.3 million on the gain from the discontinued operations. We did not incur any income taxes on our net losses during 2008.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Income Taxes (Continued)

        The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2010	2009	2008
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	5.4	5.4	5.4
Non-deductible expenses	1.2	45.3	—
Change in Valuation Allowance	(36.6)	(75.7)	(40.4)
Other	(3.2)	—	—

Effective tax rate	1.8%	10.0%	—%

        Non-deductible expenses represent primarily research and development expenses for which we claimed the orphan drug credit for 2010 and 2009.

        The components of our net deferred tax assets and liabilities at December 31 are as follows:

	2010 ($000)	2009 ($000)
Deferred Tax Assets:
Net operating loss carry-forwards	$—	$2,106
Research and orphan drug credit carry-forwards	78,638	74,879
Alternative minimum tax credit carry-forwards	1,849	1,613

	80,487	78,598
Valuation allowance	(77,317)	(65,265)

Net deferred tax assets	$3,170	$13,335

Deferred Tax Liabilities:
Deferred revenue	$—	$13,335

        During 2010, we recognized $3.2 million of our net deferred tax assets related to timing differences in the recognition of deferred revenue related to our collaboration agreement with Genzyme for financial reporting and income tax purposes. We expect to realize this deferred tax asset during 2011. Our deferred tax assets have been fully reserved in 2009 since their ultimate future realization could be assured. We presently have available for federal income tax purposes, approximately $78.7 million of research and experimentation credit carry-forwards, which expire beginning in 2025 through 2030. In 2010 and 2009, we were subject to the alternative minimum tax and in the future, we may continue to be subject to the alternative minimum tax regardless of our net operating loss carry-forwards.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Income Taxes (Continued)

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

12. Commitments and Contingencies

        Contract Research Organizations.    We utilize independent contract research organizations ("CROs") to perform many of the tasks required under our clinical trials of our biological drug candidates to utilize their testing expertise and to ensure the objectivity of the clinical results. Under the terms of these agreements, we design the protocol regarding the testing to be performed, and the CRO assists in the enrollment of the patients and testing sites, administers the trial, performs statistical analysis of the results, and compiles the final report.

        We pay fees directly to the CROs for their professional services, which may be payable upon specified trial milestones or as they provide services, depending on the structure of the contract. We are also responsible for reimbursing the CROs for certain pass thru expenses they incur in

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12. Commitments and Contingencies (Continued)

administering the trial. The timing of our payments to the CROs is dependent upon the progress of the various trials, which is highly variable dependent upon the speed with which the CROs are able to enroll patients and testing sites. As such, we are unable to specifically predict the timing of future payments to CROs.

        As of December 31, 2010, we had active contracts with CROs related to four on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $29.8 million, of which we had incurred approximately $19.6 million as of that date.

        Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2010, we expect to make payments of approximately $5.3 million of our remaining obligations to the CROs during 2011, and to pay the remaining $4.9 million during 2012.

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

        Based on our level of finished product on-hand as of December 31, 2009, we did not require Lonza to manufacture any product for us during 2010. Accordingly, the only expenses we incurred under this contract in 2010 was for storage fees, which totaled $55,000. Our expenses under this agreement were $19.7 million and $15.6 million during the years ended December 31, 2009 and 2008, respectively, during which time Lonza manufactured significant quantities of finished product for us.

        Based on our current forecast production plan, we do not have a future minimum contractual commitment under this contract for 2011.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the facility. As of July 1, 2010, the security deposit required under this lease decreased to $446,000. We

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

12. Commitments and Contingencies (Continued)

reduced our outstanding letter of credit accordingly, and the reduced letter of credit remained outstanding as of December 31, 2010, and has been fully collateralized by restricted cash.

        The future minimum lease payments due under the operating lease for this facility are as follows:

Columbia Facility ($000)
2011	$1,082
2012	1,109
2013	1,137
2014	1,165
2015 - 2016	1,800

$6,293

        Our expenses under this lease were $1.3 million, $957,000, and $827,000 during 2010, 2009, and 2008, respectively.

        We also have entered into various financing arrangements to lease laboratory and other equipment. The terms of these facilities and equipment leases are considered capitalized leases, and the following amounts are included in our balance sheets at December 31, 2010 and 2009:

	2010 ($000)	2009 ($000)
Facilities leases	$—	$—
Equipment leases	26	26

	26	26
Less—accumulated amortization	(26)	(20)

Leased property and equipment, net	$—	$6

        There are no remaining minimum lease payments under these capitalized facilities and equipment arrangements as of December 31, 2010.

        Technology Transfer and License Agreement.    In 1994, we entered into a Technology Transfer and License Agreement with Case Western Reserve University ("CWRU") under which we purchased rights to certain mesenchymal stem cell and related technology and patents. We are required to pay royalties on revenues related to CWRU developed technology, with minimum royalties of $50,000 per year. We paid CWRU $50,000 in both 2010 and 2009, and $64,000 in 2008, under this agreement.

        Legal.    We are subject to certain litigation, claims and assessments which occur in the normal course of business. Based on consultation with our legal counsel, management is of the opinion that such matters, when resolved, will not have a material impact on our consolidated results of operations, financial position or cash flows.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

13. Investments Available for Sale

        As discussed above in Note 3—Discontinued Operations, & Gain on Sale of Discontinued Operations, NuVasive, Inc. paid us a total of $40.0 million in freely tradable shares of its common stock, as provided for under the amended Asset Purchase Agreement. Comprising this amount, the $12.5 million payments due June 30, 2009 and September 30, 2009, as well as the final $15.0 million milestone achieved in October 2009, were paid in shares of common stock issued by NuVasive. The number of shares delivered to us at each payment date was determined based upon the average closing price of NuVasive's common stock over a ten-day period.

        Cumulatively, we have received 1,001,422 shares of NuVasive common stock. At December 31, 2009, we had sold 986,122 for total cash proceeds of approximately $40.3 million, which has been invested in accordance with our Investment Policy, and we had the remaining 15,300 shares, with a fair value of $489,000, included as a component of Investments Available for Sale on our balance sheet. As a result of these transactions, we recognized approximately $900,000 in gains on the sale of the NuVasive shares and had recorded an unrealized loss of approximately $85,000 at December 31, 2009, as a component of Other Comprehensive Loss. We sold the remaining 15,300 shares of NuVasive common stock during the first quarter of 2010 for cash proceeds of approximately $598,000, which included a realized gain of approximately $24,000.

        Investments available for sale consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010 $000				December 31, 2009 $000
		Unrealized				Unrealized
				Fair Value				Fair Value
	Cost	Gain	Loss		Cost	Gain	Loss
Cash equivalents:
Money market funds & certificates of deposit	$10,299	$1	$—	$10,300	$23,706	$1	$—	$23,707
Commercial paper	18,589	—	—	18,589	19,393	—	—	19,393

	28,888	1	—	28,889	43,099	1	—	43,100
Short term investments:
Common stock					573.00		(84)	489.00
Corporate notes and bonds	36,081	7	(12)	36,076	42,586	36	(44)	42,578
US government agencies	1,200	1	—	1,201	13,239	6	(3)	13,242

	37,281	8	(12)	37,277	56,398	42	(131)	56,309

Total investments available for sale	$66,169	$9	$(12)	$66,166	$99,497	$43	$(131)	$99,409

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

13. Investments Available for Sale (Continued)

        The following table summarizes maturities of our investments available for sale as of December 31, 2010 and 2009:

	December 31, 2010 $000		December 31, 2009 $000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$52,607	$52,601	$28,330	$28,240
Between 3 - 12 months	4,870	4,870	65,824	65,819
Between 1 - 2 years	8,692	8,695	5,343	5,350

Total investments available for sale	$66,169	$66,166	$99,497	$99,409

14. Fair Value

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

14. Fair Value (Continued)

        When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1. In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we obtain the fair value from a third party vendor that uses pricing models, such as matrix pricing, to determine fair value. These financial assets would then be classified as Level 2. In the event quoted market prices were not available, we would determine fair value using broker quotes or an internal analysis of each investment's financial statements and cash flow projections. In these instances, financial assets would be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets might be classified in Level 3 even though there could be some significant inputs that may be readily available. To date, we have never had any assets that were required to be classified as Level 3.

        Effective January 1, 2010, we adopted the FASB's updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company's consolidated results of operations or financial condition, as there were no transfers to or from Levels 1 and 2 in 2010.

        Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2010 and 2009:

	December 31, 2010 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$9,449	$—	$—	$9,449
Government Obligations	1,201	—	—	1,201
Certificates of Deposit	—	851	—	851
Agency Obligations	—	27,545	—	27,545
Corporate Debt Securities & Commercial Paper	—	26,201	—	26,201
Foreign Bonds	—	919	—	919

Investments Available for Sale	$10,650	$55,516	$—	$66,166

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

14. Fair Value (Continued)

	December 31, 2009 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$18,456	$—	$—	$18,456
Government Obligations	11,367	—	—	11,367
Common Stock	489	—	—	489
Certificates of Deposit	—	5,251	—	5,251
Agency Obligations	—	38,691	—	38,691
Corporate Debt Securities & Commercial Paper	—	23,795	—	23,795
Municipal Securities	—	101	—	101
Foreign Bonds	—	1,259	—	1,259

Investments Available for Sale	$30,312	$69,097	$—	$99,409

15. Quarterly Financial Data (Unaudited)

        Following is a summary of our unaudited quarterly results for the years ended December 31, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($000)	($000)	($000)	($000)
2010
Revenues	$11,377	$10,304	$10,758	$10,765
Research and development expenses	6,560	6,456	5,460	5,025
General and administrative expenses and fees	1,807	1,602	1,268	1,773
Net income	2,416	1,747	4,548	4,414
**Net income per share, basic and diluted	0.07	0.05	0.14	0.13
2009
Revenues	$12,726	$10,469	$10,584	$10,754
Research and development expenses	18,567	18,540	16,247	9,912
General and administrative expenses and fees	2,913	2,321	1,511	2,062
Loss from continuing operations	(7,908)	(8,587)	(6,802)	(267)
Income (loss) from discontinued operations	22,667	(1,094)	608	15,955
Net income (loss)	14,759	(9,681)	(6,194)	15,688
**Loss per share from continuing operations, basic and diluted	(0.24)	(0.26)	(0.21)	(0.01)
**Income per share from discontinued operations, basic and diluted	0.69	(0.03)	0.02	0.49
**Net income (loss) per share, basic and diluted	0.45	(0.30)	(0.19)	0.48

**
Income (loss) per share is calculated on a quarterly basis and may not be additive to year-to-date amounts.

16. Subsequent Events

        We evaluated our December 31, 2010 financial statements for subsequent events through the date the financial statements were available for issuance. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

        Changes in Internal Control over Financial Reporting.    There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

        Certain information required in Part III is omitted from this report, but is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2010, pursuant to Regulation 14A with the Securities and Exchange Commission.

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

(a)
The following documents are filed as part of this report:

1.
The following financial statements are included in Item 8 of this Annual Report:

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable.

  2.
  Exhibits:

Exhibit Number	Description of Exhibit
3.1	Articles of Restatement of the Registrant as filed with the State Department of Assessments and Taxation of Maryland on June 4, 2010 (Incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 6, 2010).
3.2
Articles of Merger between Osiris Therapeutics, Inc., a Delaware corporation, and Osiris Maryland, Inc., a Maryland corporation, as survivor, changing the name of "Osiris Maryland, Inc." to "Osiris Therapeutics, Inc," as filed with the State Department of Assessments and Taxation of Maryland on May 27, 2010, and effective May 31, 2010 (Incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).
3.3	Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).
4.1	Form of Common Stock Certificate (filed herewith).

Exhibit Number		Description of Exhibit
10.1†		Amended and Restated 1994 Stock Incentive Plan, as amended.
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
10.12	**
Manufacturing Agreement, dated as of July 24, 2008, by and between the Registrant and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 10, 2008).
10.13	**
Amendment to Asset Purchase Agreement, dated as of September 30, 2008, by and between Registrant and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November, 2008).
10.14	***
Collaboration Agreement, dated October 31, 2008, by and between the Registrant and Genzyme Corporation (Incorporated herein by reference to Exhibit 10.56 to Annual Report on Form 10-K filed by the Registrant with the SEC on March 16, 2009).
10.15
Amendment No. 3 to Manufacturing Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 11, 2009).
10.16
Amendment No. 2 to Asset Purchase Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and NuVasive, Inc. (Incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 11, 2009).

Exhibit Number		Description of Exhibit
10.17	****	Supply Agreement, dated as of March 25, 2009, by and between Osiris Therapeutics, Inc. and AlloSource. (Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 11, 2009).
10.18
Employment Separation Agreement and Release dated September 8, 2009 by and between the Registrant and Richard W. Hunt. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on September 11, 2009).
10.19	†	Lease Agreement by and between Gateway S-8, LLLP and Nova Telecommunications, Inc., dated August 11, 1998, as amended.
10.20	†	Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated June 6, 2006.
10.21
Employment Agreement by and between Osiris Therapeutics, Inc. and Stephen W. Potter entered into as of February 7, 2011 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on February 8, 2011).
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

OSIRIS THERAPEUTICS, INC.
March 14, 2011	By:	/s/ C. RANDAL MILLS C. Randal Mills, Ph.D. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. RANDAL MILLS C. Randal Mills, Ph.D.	President and Chief Executive Officer (principal executive officer)	March 14, 2011
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Chief Financial Officer (principal financial officer)	March 14, 2011
/s/ MATTHEW NEUMAYER Matthew Neumayer	Corporate Controller (Principal Accounting Officer)	March 14, 2011
/s/ GREGORY H. BARNHILL Gregory H. Barnhill	Director	March 14, 2011
/s/ PETER FRIEDLI Peter Friedli	Director	March 14, 2011
/s/ FELIX GUTZWILLER Felix Gutzwiller	Director	March 14, 2011
/s/ JAY M. MOYES Jay M. Moyes	Director	March 14, 2011