Form 10-Q
period 2011-03-31
OSIRIS THERAPEUTICS, INC.
filed 2011-05-09
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Common Stock, par value $0.001 per share	32,821,083

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                    Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$1,437	$1,442
Investments available for sale	60,171	66,166
Accounts receivable	1,625	1,928
Inventory	639	510
Deferred tax asset	3,170	3,170
Prepaid expenses and other current assets	625	736
Total current assets	67,667	73,952

Property and equipment, net	2,963	3,127
Restricted cash	521	521
Other assets	167	184
Total assets	$71,318	$77,784

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$4,693	$5,569
Deferred revenue, current portion	34,053	40,960
Total current liabilities	38,746	46,529

Deferred revenue, net of current portion	—	3,333
Other long-term liabilities	460	465
Total liabilities	39,206	50,327

Stockholders' equity
Common stock, $.001 par value, 90,000 shares authorized, 32,819 shares outstanding - 2011, 32,794 shares outstanding - 2010	33	33
Additional paid-in-capital	275,250	274,646
Accumulated other comprehensive income (loss)	9	(3)
Accumulated deficit	(243,180)	(247,219)
Total stockholders' equity	32,112	27,457
Total liabilities and stockholders' equity	$71,318	$77,784

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Product sales	$37	$—
Cost of goods sold	15	—
Gross profit	22	—

Revenue from collaborative research agreements, government contract and royalties	10,395	11,377

Operating expenses:
Research and development	4,711	6,560
General and administrative	1,696	1,807
	6,407	8,367

Income from operations	4,010	3,010

Other income, net	29	88

Income before income taxes	4,039	3,098

Income tax expense	—	(682)

Net income	$4,039	$2,416

Basic earnings per share	$0.12	$0.07

Diluted earnings per share	$0.12	$0.07

Weighted average common shares (basic)	32,807	32,774

Weighted average common shares (diluted)	33,113	33,088

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2011

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2011	32,793,457	$33	$274,646	$(3)	$(247,219)	$27,457

Exercise of options to purchase common stock ($.40 per share)	563	—	—	—	—	—

Share-based payment-director services ($7.13 per share)	25,000	—	178	—	—	178

Share-based payment-employee compensation	—	—	426	—	—	426

Comprehensive income:
Net income	—	—	—	—	4,039	4,039

Unrealized gain on investments available for sale	—	—	—	12	—	12
Total comprehensive income						4,051

Balance at March 31, 2011	32,819,020	$33	$275,250	$9	$(243,180)	$32,112

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Continuing operations
Net income	$4,039	$2,416
Adjustments to reconcile net income to net cash used in continuing operations:
Depreciation and amortization	189	190
Non cash share-based payments	604	374
Changes in operating assets and liabilities:
Accounts receivable	303	(251)
Prepaid expenses, inventory, and other current assets	(18)	116
Other assets	17	55
Accounts payable and accrued expenses	(869)	(3,168)
Deferred revenue	(10,240)	(10,296)
Net cash used in continuing operations	(5,975)	(10,564)
Discontinued operations
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	(412)
Net cash used in discontinued operations	—	(412)

Net cash used in operating activities	(5,975)	(10,976)

Cash flows from investing activities:
Purchases of property and equipment	(25)	(38)
Proceeds from sale of investments available for sale	6,000	11,097
Purchases of investments available for sale	(5)	(173)

Net cash provided by investing activities	5,970	10,886

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(2)
Proceeds from the exercise of stock options	—	1

Net cash used in financing activities	—	(1)

Net decrease in cash	(5)	(91)
Cash at beginning of period	1,442	1,306

Cash at end of period	$1,437	$1,215

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

1.             Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, wound care and cardiovascular areas. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities to bring our biologic drug candidates to the marketplace. We have several research collaboration agreements and a government contract for additional product development. During 2009, we created a Biosurgery division, which we began operating as a separate segment in 2010.  Our Biosurgery segment focus on harnessing the ability of cells and novel constructs to promote the body’s natural healing.

2.             Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to revenue recognition associated with our collaborative agreements, deferred tax assets, inventory valuation, and share-based compensation.

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

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, a wholly owned subsidiary of sanofi-aventis (NYSE: SYN) (“Genzyme”) for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme has made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012.

We recognized $10.0 million of revenue in the first fiscal quarters of both 2011 and 2010 related to the amortization of the upfront payments. The balance of these payments, $33.3 million, has been recorded as current deferred revenue as of March 31, 2011. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in 2008, and completed our work under the contract during 2010. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $86,000 in revenue from the DoD contract during the three months ended March 31, 2010. We have not pursued further opportunities pursuant to this collaboration with Genzyme. Furthermore, other than certain ancillary provisions, the agreement with Genzyme expired in July 2009.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and are amortizing the funding received over the duration of our obligations, resulting in approximately $200,000 of revenue in each of the fiscal quarters of both 2011 and 2010 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $720,000 of current deferred revenue as of March 31, 2011.

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

We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue as the sales are made. Our revenues include $40,000 and $81,000 of such royalty revenue during the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, we also received $115,000 in cost reimbursement for Prochymal used in our adult expanded access program.

As discussed in Note 4- Segment Reporting below, beginning in 2009 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in surgical procedures.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial sale during the third quarter of 2010, and revenues on such sales are recognized when the products are shipped to the customer.  Due to the nature of the products and the manufacturing process, all sales are final.  We recognized revenues of approximately $37,000 from the sales of Biosurgery products during the first quarter of 2011.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. Our total research and development costs were $3.8 million for our Therapeutics segment and $866,000 for our Biosurgery segment during the three months ended March 31, 2011, and $5.4 million for our Therapeutics segment and $1.1 million for our Biosurgery segment for the three months ended March 31, 2010. We do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs by significant project, which were as follows:

	Three Months Ended March 31,
	2011	2010
External R&D Costs By Indication	($000s)	($000s)

Acute myocardial infarction	$1,378	$827
Treatment-resistant GvHD	154	1,435
Refractory Crohn’s disease	403	554
Other therapeutic programs	242	613
Therapeutics external R&D costs -	2,177	3,429

Biosurgery external R&D costs -	183	466

Total external R&D costs -	$2,360	$3,895

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

Diluted income per common share for the three months ended March 31, 2011 excludes approximately 1,032,000 “out-of the money” stock options and the “out-of the money” 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, as their effect is anti-dilutive.  Similarly, diluted income per common share for the three months ended March 31, 2010 excludes 630,625 “out-of the money” stock options and the “out-of the money” 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, as their effect is anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(000s)	(000s)
Basic weighted average common shares outstanding	32,807	32,774
Dilutive weighted average options outstanding	306	314
Dilutive weighted average warrants outstanding	—	—

Diluted weighted average common shares outstanding	33,113	33,088

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

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

We recognize all share-based payments to employees in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis for each vesting tranche based on the value of share awards that are expected to vest on the grant date, which is revised if actual forfeitures differ materially from original expectations.  Awards of shares of our common stock to non-employee directors are valued at the closing price on the grant date.

A summary of option activity under both of our stock-based compensation plans for the three months ended March 31, 2011 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2011	1,349,261	$9.75	6.89	$2,357
Granted at market value	413,000	6.98
Exercised	(563)	0.40		3
Forfeited	(10,688)	9.51		—
Outstanding at March 31, 2011	1,751,010	9.10	7.47	2,361

Exercisable at September 30, 2010	833,695	9.50	5.70	2,160

The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $3.58 per share.  We received less than $1,000 in cash from the exercise of options during the three months ended March 31, 2011.

As of March 31, 2011, approximately 381,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of operations for the three months ended March 31, 2011 and 2010 is allocable to our research and development and general and administrative activities as follows:

	Three Months Ended March 31,
	2011	2010
	($000)	($000)
Research and development	$243	$190
General and administrative	361	184
Total	$604	$374

As of March 31, 2011, there was approximately $2.5 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately one year, as the options vest.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Supplemental Cash Flow Information

	Three Months Ended March 31,
	2011	2010
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	450

3.             Collaboration Agreements and Government Contract

We are a party to several material collaborative agreements and other contracts as fully described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”).  There have not been any material changes to any of these agreements during 2011 that require disclosure.  The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

4.             Segment Reporting

In 2010, we began to manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory, autoimmune, orthopedic and cardiovascular areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Our Therapeutics segment does not presently have any products approved for sale and its revenues consist primarily of collaborative research agreements and royalties as described in our Annual Report the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

Our Biosurgery segment is focused on the development, manufacture and sale of biologic products designed to promote the body’s natural healing process and improve surgical outcomes.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. Accordingly, we incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment throughout 2010, but did not recognize revenue from sales until beginning in the third quarters of 2010.  As a result of these start up costs, any measure of segment profitability from our Biosurgery segment for 2011 is not indicative of the segment’s expected future results.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

The costs specifically attributable to each of our segments for the three months ended March 31, 2011 and March 31, 2010 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product sales	$—	$37	$37	$—	$—	$—
Cost of goods sold	—	15	15	—	—	—
Gross profit	—	22	22	—	—	—

Revenue from collaborative research agreements, government contract and royalties	10,395	—	10,395	11,377	—	11,377

Operating expenses:
Research and development	3,845	866	4,711	5,431	1,129	6,560
General and administrative	1,499	197	1,696	1,662	145	1,807
	5,344	1,063	6,407	7,093	1,274	8,367

Income (loss) from operations	$5,051	$(1,041)	$4,010	$4,284	$(1,274)	$3,010

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

4.             Segment Reporting - continued

The assets specifically attributable to each of our segments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011			December 31, 2010
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$1,471	$154	$1,625	$1,757	$171	$1,928
Inventory	—	639	639	—	510	510
Total segment assets	$1,471	$793	$2,264	$1,757	$681	$2,438

5.             Income Tax Expense

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

For income tax accounting purposes, we incurred a loss of approximately $4.6 million for the three months ended March 31, 2011, and did not record any income tax expense.  The primary difference between our net income for financial reporting purposes of $4.0 million and the loss for income tax accounting purposes relates to the recognition of $10.0 million of deferred revenue from our collaborative agreement with Genzyme in different fiscal periods. During the first quarter of 2010, we recorded $682,000 of income tax expense which represented the Federal Alternative Minimum tax.

At March 31, 2011, the balance of our net operating loss and tax credit carryforwards was $77.5 million.  During fiscal 2010, we released a portion of valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011. Our remaining deferred tax assets have been fully reserved in both 2011 and 2010 since their ultimate future realization cannot be assured.

6.             Investments Available for Sale

Investments available for sale consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$8,907	$—	$—	$8,907	$10,299	$1	$—	$10,300
Commercial paper	10,923	1	—	10,924	18,589	—	—	18,589
	19,830	1	—	19,831	28,888	1	—	28,889
Investments:
Municipal Securities	4,006	—	—	4,006	—	—	—	—
Corporate notes and bonds	35,117	15	(8)	35,124	36,081	7	(12)	36,076
US government agencies	1,209	1	—	1,210	1,200	1	—	1,201
	40,332	16	(8)	40,340	37,281	8	(12)	37,277

Total investments available for sale	$60,162	$17	$(8)	$60,171	$66,169	$9	$(12)	$66,166

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

6.             Investments Available for Sale - continued

The following table summarizes maturities of our investments available for sale as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$44,435	$44,440	$52,607	$52,601
Between 3—12 months	5,362	5,362	4,870	4,870
Between 1—2 years	10,365	10,369	8,692	8,695
Total investments available for sale	$60,162	$60,171	$66,169	$66,166

Realized gains and losses and investment income earned on investments available for sale were $29,000 for the three months ended March 31, 2011, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

7.                                                              Fair Value - continued

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$8,407	$—	$—	$8,407
Government Obligations	1,210	—	—	1,210
Certificates of Deposit	—	500	—	500
Agency Obligations	—	25,523	—	25,523
Corporate Debt Securities & Commercial Paper	—	18,817	—	18,817
Municipal Securities	—	4,006	—	4,006
Foreign Bonds	—	1,708	—	1,708

Short Term Investments Available for Sale	$9,617	$50,554	$—	$60,171

	December 31, 2010
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$9,449	$—	$—	$9,449
Government Obligations	1,201	—	—	1,201
Certificates of Deposit	—	851	—	851
Agency Obligations	—	27,545	—	27,545
Corporate Debt Securities & Commercial Paper	—	26,201	—	26,201
Foreign Bonds	—	919	—	919

Short Term Investments Available for Sale	$10,650	$55,516	$—	$66,166

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

9.                                                              Subsequent Events

At December 31, 2010, we had an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share as described in Note 9 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  This warrant is held by Peter Friedli, who serves as the Chairman of our Board of Directors, and had an expiration date of May 24, 2011.  As detailed in our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, on April 14, 2011, we are seeking stockholder approval of the extension of the expiration date of the warrant, until May 24, 2015.

Under the Listing Rules of the NASDAQ Stock Market on which our common stock is listed for trading, the extension of the expiration date of the warrant constitutes a material amendment to a director compensation plan or arrangement, and therefore requires the approval of our stockholders.  More specifically, our Board has approved the extension of the expiration date subject to the condition that the warrant not be exercisable at any time after May 24, 2011, unless stockholder approval of the extension of the expiration date is first obtained and provided that such approval is obtained prior to September 1, 2011.

Upon approval by the stockholders, we would incur and record a non-cash charge against earnings on account of the extension of the warrant expiration date in the amount of its net increase in dollar value of approximately $1.7 million.

We evaluated our March 31, 2011 financial statements for subsequent events through the date the financial statements were issued. Other than seeking shareholder approval for the extension of the warrant detailed above, we are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Statements included or incorporated herein which are not historical facts are forward looking statements. When used in this Annual Report, the words estimates, expects, anticipates, projects, plans, intends, believes, forecasts and variations of such words or similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward looking statements.

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal® and Chondrogen®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2010, and our unaudited Condensed Financial Statements for the three months ended March 31, 2011 and 2010 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,” “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2011 and 2010.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2010.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

We are a leading stem cell company, headquartered in Columbia, Maryland, and focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, and cardiovascular areas. We believe our stem cell products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We were incorporated in Maryland in May 2010. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

We have two business segments, Therapeutics and Biosurgery. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our Biosurgery business works to harness the ability of cells and novel constructs to promote the body’s natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. During the third quarter of 2010, we launched limited commercial sales of several products developed and manufactured by our Biosurgery segment, including Grafix®, a cellular wound care biomatrix used in the limb salvage and recalcitrant wound setting. Grafix is a living skin substitute comprised of a biologic membrane containing endogenous mesenchymal stem cells that is used to promote healing in chronic wounds, limb salvage procedures and burns.

Our lead therapeutic biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in clinical trials for a number of indications, including acute graft versus host disease (“GvHD”), Crohn’s disease, acute myocardial infarction, type 1 diabetes, pulmonary disease and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”). Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, now a wholly owned subsidiary of sanofi-aventis (NYSE: SYN) for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada and Genzyme has been granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate in addition to royalties on any sales by Genzyme to be paid by Genzyme to us. The royalties payable by Genzyme to us upon commercialization range from the single digits to within the twenties percent of sales, depending upon several factors.

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

We have also partnered with the Juvenile Diabetes Research Foundation (“JDRF”) for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.

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

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 47 U.S. and 322 foreign patents owned or licensed. We have 35 U.S. patent applications pending and 101 foreign patent applications pending.

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

The current treatments available for acute GvHD are inadequate in two primary ways. First, mortality in patients with acute GvHD who are undergoing current treatments is extremely high. Second, most treatments for acute GvHD suppress or destroy the immune system. This can lead to a number of debilitating side effects, including severe and life threatening infection. Unlike steroids or other immunosuppressant drugs, which have a systemic effect, Prochymal’s mechanism of action is designed to specifically target areas of inflammation. Therefore, we believe the use of Prochymal will result in a higher survival rate.

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

In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children, 2 months to 17 years of age, with Grades B-D acute GvHD that hasn’t responded to steroids, are eligible for treatment. Upon completion of enrollment of the two Phase 3 trials evaluating Prochymal in adults with GvHD, as described below, the expanded access program was broadened to include patients 18 to 70 years of age. The expanded access programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

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

In January 2011, Health Canada requested additional information to support our New Drug Submission for Prochymal as a treatment for GvHD. The agency determined that the application in its initial form was not in full compliance with the current Canadian Food and Drug Regulations and we were given 90 days to answer certain questions that were raised during the review. We submitted answers to Health Canada’s questions in March 2011.

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

We completed a Phase 2 trial in 2006 studying Prochymal as a treatment for moderate to severe Crohn’s disease that is refractory to steroids and other immunosuppressants. Four leading centers in the United States enrolled ten patients for the prospective, randomized, open label trial. Patients with moderate to severe Crohn’s disease, with a Crohn’s Disease Activity Index, or CDAI, of at least 220, who had previously failed treatment with steroids and other immunosuppressive agents were given two infusions of Prochymal, seven days apart. The average CDAI at baseline was 341 for patients enrolled in the study. Patients had suffered from Crohn’s disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn’s disease prior to study entry. Within 14 days of treatment with Prochymal, one-third of the patients had a reduction of CDAI of greater than 100 points. Mean Inflammatory Bowel Disease Questionnaire, or IBDQ, scores improved significantly from baseline to Day 28 (113 to 146, p=0.008) and one-third of the patients reported IBDQ scores of at least 170, indicating they had achieved clinical remission of their disease. There were no infusional toxicities, and no treatment-related severe adverse events.

As a result of the positive data from the Phase 2 trial, a Phase 3 trial evaluating Prochymal for the treatment of refractory, moderate to severe Crohn’s disease was initiated. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age with a CDAI greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. Patients were enrolled at approximately 60 leading centers in the U.S. and Canada. In 2009, this program was suspended on account of concerns about the trial design, as discussed below.

In April 2010, we announced that we would resume enrollment in our Phase 3 Crohn’s program, following its suspension in 2009 over concerns about the trial design. The Crohn’s program had initially consisted of two linked trials—one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments for the disease. The primary endpoint for Protocol 603, which initially included a placebo and two Prochymal dose arms, is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal, compared to those patients receiving placebo. For a patient to reach the primary end-point of disease remission, their CDAI score must fall to below 150. Concerns that the trial design would make it difficult to detect a treatment effect led to the April 2009 suspension. The trial remained blinded following suspension, however, to permit an interim analysis of the 207 patients enrolled in the study at that time. There were no differences in average Crohn’s Disease Activity Index (CDAI) scores at entry, which exceeded 350 in all arms prior to treatment, indicating the patients had very debilitating disease. For the primary endpoint of disease remission, the interim analysis revealed that one dose arm for Prochymal approached statistical significance in the intent to treat (ITT) population, and reached significance in the per protocol population. Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in any of the pre-defined safety outcomes compared to placebo. These results showed that, despite the initial concerns, the effect size or the difference between the Prochymal and placebo response rates of one dose arm of Prochymal is consistent with the original statistical assumptions of the protocol and significantly outperformed placebo. As a result, enrollment in this clinical trial evaluating Prochymal for patients with treatment resistant Crohn’s disease was resumed.

The decision to resume enrollment was made following discussions with FDA about the results of the interim analysis. Enrollment is now ongoing with the best-performing Prochymal dose arm and the placebo arm, according to the pre-specified, adaptive trial design. The trial has been repowered to compensate for the statistical penalty incurred by the interim analysis in the ITT population. The follow-on maintenance trial (Protocol 610) has been discontinued to remove the potential for bias.

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

In March 2007, we reported six-month results in this trial. Heart attack patients receiving Prochymal had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Patients in the Prochymal group were four times less likely to experience an arrhythmic event compared to those receiving placebo (9% vs. 37%, p=0.025). The percentage of patients who experienced clinically significant premature ventricular contractions was significantly less after receiving Prochymal as compared to placebo at the one month (6% vs. 32%, p<0.05) and two month (9% vs. 38%, p<0.05) time points. Patients with anterior wall myocardial infarctions had a statistically significant 7.0 point (24%) improvement in ejection fraction at three months and a 7.3 point (25%) improvement at six months over baseline (p<0.05). In comparison, placebo patients in this group did not have a significant increase. Patients receiving Prochymal had significantly improved pulmonary function as measured by improvement in FEV1% predicted values (17 point Prochymal vs. 6 point placebo, p<0.05). FEV1 or forced expired volume in one second is the amount of air that can be exhaled in a patient’s first second of expiration. Comparing the patient’s FEV1 reading with normal predicted values (FEV1% predicted) provides a measure of the severity of pulmonary disease. Significantly more patients who received Prochymal experienced improvement in their overall condition at six months as compared to those receiving placebo (42% vs. 11%, p=0.027).

In February 2008, we reported one-year results in the Phase 1 trial. The trial continued to demonstrate Prochymal’s strong safety profile as well as continued statistically significant improvement in heart function. One year magnetic resonance imaging (MRI) data on LVEF was collected and patients treated with Prochymal showed a statistically significant 5.2 point increase over baseline (p=0.021). Patients receiving placebo showed only a 1.8 point improvement over baseline, which was not statistically significant. Patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, demonstrated even greater effects. The Prochymal treatment group showed a 6.5-point improvement one year post-treatment, compared to a 1.9-point increase in the placebo group. Prochymal treated patients continued to experience fewer adverse events at a rate of 6.1 per patient, compared to 8.0 per patient in the placebo group. This one-year interim analysis was performed as a part of the full two-year follow-up, and as a result, contains only limited data.

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

In the randomized double-blind, placebo-controlled Phase 1/2 clinical trial evaluating Chondrogen, 55 patients received one of two doses of Chondrogen or placebo. At six-months, there was no significant change in the volume of meniscus on MRI in patients that received Chondrogen compared to those patients receiving placebo. However, about 30% of patients treated with Chondrogen demonstrated an improvement in their baseline cartilage or joint condition, while no patients in the placebo group demonstrated similar improvement. At one-year, the data showed improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis (“OA”) who received Chondrogen as compared to those treated with the control, hyaluronic acid (“HA”). The effects were dose dependent and pain scores improved from six months to one year following treatment. The two-year follow-up showed that Chondrogen continued to demonstrate a positive safety profile. Chondrogen was well tolerated and was not associated with serious adverse events. Also, it did not result in any adverse hematological events nor in the formation of any abnormal or ectopic tissue. Long term 5-year follow-up of the study participants for safety is ongoing.

In studies requiring patient-reported outcomes, such as Chondrogen, high placebo rates are observed with a stem cell agent. We have seen similar effects in Crohn’s disease. We continue to evaluate ways to overcome or compensate for this elevated placebo rate. We will initiate our next clinical trials in this area once better techniques or outcomes are available to control for the placebo effect.

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen that provides for non-contingent, non-refundable up front payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the fiscal quarters ending March 31, 2011 and 2010 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations, will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

In prior years, we have entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2010, we had achieved all $4.0 million of the milestones available under the contract. In the first quarter of fiscal 2011, we recognized $240,000 in revenue from this agreement. During the first fiscal quarter of 2010, we recognized $210,000 in revenue from this collaborative agreement.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through March 31, 2011, we incurred aggregate research and development costs of approximately $395 million.

Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During the first fiscal quarter of 2011, our total research and development costs were $3.8 million for our Therapeutics segment and $866,000 for our Biosurgery segment.

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

Other Income, Net

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

Income Taxes

Historically, we have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a valuation allowance) of approximately $77.5 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income tax accounting for the upfront fees we received from Genzyme Corporation require us to recognize revenue for income tax purposes several years earlier than we recognize this revenue for financial statement purposes, resulting in current income tax liabilities that we expect to exceed our ultimate aggregate income tax expense. During 2010, we released a portion of the valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011.

In the first fiscal quarter of 2011, we incurred a taxable loss of approximately $4.6 million, primarily because the $10.0 million of revenue recognized for financial reporting purposes from our collaborative agreement with Genzyme was recognized in prior years for income tax accounting purposes. In the first fiscal quarter of 2010, we recorded a provision for income taxes of $682,000 to recognize the U.S. Federal alternative minimum tax on our taxable income.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $10.2 million for the three months ended March 31, 2011 compared to $11.2 million for the first quarter of fiscal 2010.  During the three months ended March 31, 2011, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $240,000 from our collaborative agreement with JDRF. Our revenues for the first quarter of 2011 also include $115,000 of cost recovery from our adult patient expanded access program for Prochymal for the treatment of treatment-resistant GvHD, plus royalties on MSCs sold for research purposes.  Revenues for the three months ended March 31, 2010 consisted of $10.0 million from the Genzyme agreement, $210,000 from the JDRF collaboration, $1.0 million from the milestone payment received from JCR and $86,000 from the DoD contract for Prochymal for the treatment of acute radiation syndrome, plus other minor royalties.

Biosurgery Product Sales

During the three months ended March 31, 2011, we continued limited commercial sales of wound care products manufactured by our Biosurgery Division and recognized $37,000 in revenue and gross profit of $22,000. We are continuing to distribute the majority of these products for clinical evaluation and expect commercial sales to ramp up slowly until such time as the cost to consumers for these products becomes reimbursable by third party payers, including government health administrative authorities, health insurers, and benefit managers. Until such time as we determine it to be appropriate, and we ramp up our biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 were $4.7 million as compared to research and development expenses of $6.6 million for the same period of 2010.  The first quarter 2011 expenses include $866,000 of development and initial manufacturing costs associated with our Biosurgery segment. During the first quarter of 2010, we incurred $1.1 million of research and development expenses in our Biosurgery operations. In our Therapeutics segment, we incurred $3.8 million of research and development expenses during the first quarter of 2011 compared to $5.4 million in the first quarter of 2010. The reduction in research and development expenses during the first quarter of 2011, when compared to the corresponding period of the prior year, reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction of treatment site and patient costs.  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended March 31, 2011 compared to $1.8 million for the corresponding period in fiscal 2010.  During the first quarter of 2011, we recognized $214,000 of compensation expense paid to members of our Board of Directors. The non cash charge for share-based compensation allocated to general and administrative expenses during the fiscal quarter ended March 31, 2011 was $361,000 (including $178,000 of director compensation) as compared to $184,000 for the same period last year.

Other Income, Net

Investment income, net was $29,000 for the three months ended March 31, 2011, compared to $88,000 in the corresponding period in fiscal 2009.  During the first quarter of 2010, we recognized $25,000 gain on the sale of stock we received as the final milestone payment from the sale of our Osteocel business that was received in 2009. Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during the first quarter of either 2011 or 2010.

Liquidity and Capital Resources

Liquidity

At March 31, 2011, we had $61.6 million in cash and investments available for sale.  We did not have any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of March 31, 2011 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Three Months Ended March 31, 2011 and 2010

Cash used in operating activities for the three months ended March 31, 2011 was $6.0 million compared to $10.0 million in the corresponding fiscal period of the prior year.  The 2011 net income of $4.0 million was offset by net decreases in working capital, primarily reductions in deferred revenue and accounts payable and accrued expenses, which was partially offset by $793,000 of non-cash expenses.  Cash used in operating activities during the first three months of 2010 reflect our net income of $2.4 million, which was offset primarily by reductions in deferred revenue and accounts payables and accrued expenses. Non-cash expenses incurred during the first quarter of 2010 were $564,000.

Cash provided by investing activities during the first three months of 2011 was $6.0 million compared to $10.9 million in the same period of the prior year.  Cash provided by investing activities during both fiscal periods was primarily the result of the net sales of investment available for sale to provide funds for operating activities.

Cash provided by (used in) financing activities during the first three months of 2011 and 2010 was immaterial.

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

Foreign Current Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three months ended March 31, 2011 or 2010, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                          Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 14, 2011.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                   Defaults Upon Senior Securities.

None.

Item 4.                                   ( Removed and Reserved ).

Item 5.                                   Other Information.

None.

Item 6.                                   Exhibits.

Exhibit Number	Description of Exhibit

10.1

Employment Agreement by and between Osiris Therapeutics, Inc. and Stephen W. Potter entered into as of February 7, 2011. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on February 8, 2011.)

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

Osiris Therapeutics, Inc.

Date: May 9, 2011	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2011	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)