Form 10-Q
period 2011-06-30
OSIRIS THERAPEUTICS, INC.
filed 2011-08-09
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common Stock, par value $0.001 per share	32,824,396

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                            Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$1,510	$1,442
Investments available for sale	54,650	66,166
Accounts and other receivables	1,643	1,928
Inventory	623	510
Deferred tax asset	2,192	3,170
Prepaid expenses and other current assets	743	736
Total current assets	61,361	73,952

Property and equipment, net	2,792	3,127
Restricted cash	521	521
Other assets	35	184
Total assets	$64,709	$77,784

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$4,386	$5,569
Deferred revenue, current portion	23,813	40,960
Total current liabilities	28,199	46,529

Deferred revenue, net of current portion	—	3,333
Other long-term liabilities	453	465
Total liabilities	28,652	50,327

Stockholders’ equity:
Common stock, $.001 par value, 90,000 shares authorized, 32,822 shares outstanding - 2011, 32,794 shares outstanding - 2010	33	33
Additional paid-in-capital	277,381	274,646
Accumulated other comprehensive income (loss)	31	(3)
Accumulated deficit	(241,388)	(247,219)
Total stockholders’ equity	36,057	27,457
Total liabilities and stockholders’ equity	$64,709	$77,784

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Product sales	$130	$—	$167	$—
Cost of goods sold	55	—	70	—
Gross profit	75	—	97	—

Revenue from collaborative research agreements, government contract and royalties	10,224	10,304	20,619	21,681

Operating expenses:
Research and development	5,209	6,456	9,920	13,016
General and administrative	3,280	1,602	4,976	3,409
	8,489	8,058	14,896	16,425

Income from operations	1,810	2,246	5,820	5,256

Other income, net	25	36	54	124

Income before income taxes	1,835	2,282	5,874	5,380

Income tax expense	(43)	(535)	(43)	(1,217)

Net income	$1,792	$1,747	$5,831	$4,163

Basic earnings per share	$0.05	$0.05	$0.18	$0.13

Diluted earnings per share	$0.05	$0.05	$0.18	$0.13

Weighted average common shares (basic)	32,821	32,780	32,814	32,777

Weighted average common shares (diluted)	33,134	33,084	33,124	33,086

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2011

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2011	32,793,457	$33	$274,646	$(3)	$(247,219)	$27,457

Exercise of options to purchase common stock ($.40 per share)	3,439	—	1	—	—	1

Share-based payment-director services ($7.13 per share)	25,000	—	178	—	—	178

Share-based payment-employee compensation	—	—	816	—	—	816

Share-based payment - related party	—	—	1,740	—	—	1,740

Comprehensive income:
Net income	—	—	—	—	5,831	5,831

Unrealized gain on investments available for sale	—	—	—	34	—	34
Total comprehensive income						5,865

Balance at June 30, 2011	32,821,896	$33	$277,381	$31	$(241,388)	$36,057

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Continuing operations:
Net income	$5,831	$4,163
Adjustments to reconcile net income to net cash used in continuing operations:
Depreciation and amortization	375	378
Non cash share-based payments	994	856
Non cash expense- extension of expiration date warrant to related party	1,740	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,263	815
Prepaid expenses, inventory, and other current assets	(120)	36
Other assets	149	111
Accounts payable and accrued expenses	(1,195)	(2,034)
Deferred revenue	(20,480)	(20,533)
Net cash used in continuing operations	(11,443)	(16,208)
Discontinued operations:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	(412)
Net cash used in discontinued operations	—	(412)

Net cash used in operating activities	(11,443)	(16,620)

Cash flows from investing activities:
Purchases of property and equipment	(40)	(89)
Proceeds from sale of investments available for sale	11,555	17,098
Purchases of investments available for sale	(5)	(209)

Net cash provided by investing activities	11,510	16,800

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(3)
Proceeds from the exercise of stock options	1	1

Net cash provided by (used in) financing activities	1	(2)

Net increase in cash	68	178
Cash at beginning of period	1,442	1,306

Cash at end of period	$1,510	$1,484

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

1.             Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory, autoimmune, orthopedic, wound care and cardiovascular areas. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During 2009, we created a Biosurgery business, which in 2010 we began operating as a segment separate from our Therapeutics division, focused on developing and marketing products to treat medical conditions in the inflammatory, autoimmune, orthopedic and cardiovascular areas.  Our Biosurgery division focuses on harnessing the ability of cells and novel constructs to promote the body’s natural healing.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to revenue recognition associated with our collaborative agreements, deferred tax assets, inventory valuation, share-based compensation, and the extension of the expiration date of an outstanding warrant discussed below in Note 9.

Revenue Recognition

Our Therapeutics segment generates revenues from collaborative agreements, research licenses, and a government contract. We evaluate revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a standalone basis and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, now a wholly owned subsidiary of Sanofi (NYSE: SYN) (“Genzyme”), for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the agreement, Genzyme has made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012.

We recognized $10.0 million of revenue in the each of the first two fiscal quarters of both 2011 and 2010 related to the amortization of the upfront payments. The balance of the non-refundable payments we received from Genzyme, $23.3 million, has been recorded as current deferred revenue as of June 30, 2011. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in 2008, and completed our work under the contract during 2010. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $27,000 and $113,000 in revenue from the DoD contract during the three and six months ended June 30, 2010, respectively. We have not pursued further opportunities pursuant to this collaboration with Genzyme. Furthermore, other than certain ancillary provisions, the agreement with Genzyme expired in July 2009.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and are amortizing the funding received over the duration of our obligations, resulting in approximately $200,000 of revenue in each of the first two fiscal quarters of both 2011 and 2010 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $480,000 of current deferred revenue as of June 30, 2011.

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

Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program.  Royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue as the sales are made. Our revenues include $23,000 and $63,000 of such royalty revenue during the three and six months ended June 30, 2011, and $68,000 and $148,000 during the three and six months ended June 30, 2010, respectively.  During the six months ended June 30, 2011, we received $75,000 in cost reimbursement for Prochymal used in our adult expanded access program.

As discussed in Note 4- Segment Reporting below, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in surgical procedures.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial sale during the third quarter of 2010, and revenues on such sales are recognized when the product is shipped to the customer.  Due to the nature of the products and the manufacturing process, all sales are final.  We recognized revenues of approximately $130,000 and $167,000 from the sales of Biosurgery products during the three and six months ended June 30, 2011.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$4,264	$945	$5,209	$5,161	$1,295	$6,456

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$8,109	$1,811	$9,920	$10,592	$2,424	$13,016

We do not track internal development costs by project within the Therapeutics segment.  We do, however, track external research and development costs by project, which were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
External R&D Costs By Indication	($000s)	($000s)	($000s)	($000s)
Acute myocardial infarction	$1,730	$1,031	$3,108	$1,858
Treatment-resistant GvHD	139	1,720	293	3,155
Refractory Crohn’s disease	478	(53)	881	501
Other therapeutic programs	(155)	447	87	1,060
Therapeutics external R&D costs -	2,192	3,145	4,369	6,574

Biosurgery external R&D costs -	315	576	498	1,042

Total External R&D Costs -	$2,507	$3,721	$4,867	$7,616

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

Diluted income per common share for the three and six months ended June 31, 2011 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant, and approximately 1,162,000 and 1,088,000, respectively, shares issuable upon the exercise of “out-of the money” stock options, as their effect is anti-dilutive.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Similarly, diluted income per common share for the three and six months ended June 30, 2010 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant and approximately 939,000 and 791,000, respectively, shares issuable upon the exercise of “out-of the money” stock options, as their effect is anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2010	2009
	(000s)	(000s)	(000s)	(000s)

Basic weighted average common shares outstanding	32,821	32,780	32,814	32,777
Dilutive weighted average options outstanding	313	304	310	309
Dilutive weighted average warrants outstanding	—	—	—	—
Diluted weighted average common shares outstanding	33,134	33,084	33,124	33,086

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

A summary of option activity under both of our stock-based compensation plans for the six months ended June 30, 2011 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2011	1,349,261	$9.75	6.89	$2,357
Granted at market value	413,000	6.98
Exercised	(3,439)	0.40		22
Forfeited	(35,500)	9.24		2
Outstanding at June 30, 2011	1,723,322	9.12	7.21	2,769

Exercisable at June 30, 2011	873,507	9.49	5.59	2,349

The weighted average grant date fair value of options granted during the six months ended June 30, 2011 was $3.58 per share.  We received approximately $1,000 in cash from the exercise of options during the six months ended June 30, 2011.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

As of June 30, 2011, approximately 405,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation, but excluding the non-cash expense related to the extension of the expiration date of our warrant, as detailed in Note 9 below) included in our statements of operations for the three and six months ended June 30, 2011 and 2010 is allocable to our research and development and general and administrative activities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($000)	($000)	($000)	($000)
Research and development	$221	$238	$474	$438
General and administrative	169	244	520	418
Total	$390	$482	$994	$856

As of June 30, 2011, there was approximately $2.1 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of less than one year, as the options vest.

Supplemental Cash Flow Information

A summary of our supplemental disclosures of cash flow information is as follows:

	Six Months Ended June 30,
	2011	2010
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	935

Recent Accounting Guidance Not Yet Adopted at June 30, 2011

In May 2011, ASU 2011-4, Fair Value Measurement (Topic 820)— Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”) was issued to standardize requirements for measuring and disclosing fair value information under U.S. GAAP and IFRS.  This guidance primarily changes the wording used to describe disclosure requirements under U.S. GAAP, but is not intended to change the application of those requirements.  ASU 2011-4 is effective for interim or annual periods beginning after December 15, 2011 with early adoption not permitted. Since ASU 2011-4 changes the wording used to describe the fair value disclosure requirements, but does not materially change the actual requirements, we do not believe the adoption of ASU 2011-4 will have a material impact on our financial statements.

In June 2011, ASU 2011-5, Comprehensive Income (Topic 220)— Presentation of Comprehensive Income (“ASU 2011-5”) was issued to increase the prominence of items reported in other comprehensive income. Specifically, this guidance requires entities to report all non owner changes in stockholders’ equity in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements  This guidance eliminates the current financial reporting option for an entity to report the components of other comprehensive income as a part of the statement in changes in stockholders’ equity.  Further, this guidance requires presentation of all reclassification adjustments between net income and other comprehensive income on the face of the financial statements.  ASU 2011-5 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted.  We will be required to change the format of our financial statements when this guidance becomes effective, and are currently evaluating which of the two permissible formats to use.  However, we do not believe the adoption of ASU 2011-5 will have a material impact on our financial position or results of operations.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Our Biosurgery segment is focused on the development, manufacture and sale of biologic products designed to promote the body’s natural healing process and improve surgical outcomes.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. Accordingly, we incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment throughout 2010, but did not recognize revenue from sales until beginning in the third quarter of 2010.  As a result of these start up costs, any measure of segment profitability from our Biosurgery segment for 2010 is not indicative of the segment’s expected future results.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

The costs specifically attributable to each of our segments for the three and six months ended June 30, 2011 and June 30, 2010 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product sales	$—	$130	$130	$—	$—	$—
Cost of goods sold	—	55	55	—	—	—
Gross profit	—	75	75	—	—	—

Revenue from collaborative research agreements, government contract and royalties	10,224	—	10,224	10,304	—	10,304

Operating expenses:
Research and development	4,264	945	5,209	5,161	1,295	6,456
General and administrative	3,038	242	3,280	1,439	163	1,602
	7,302	1,187	8,489	6,600	1,458	8,058

Income (loss) from operations	$2,922	$(1,112)	$1,810	$3,704	$(1,458)	$2,246

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product sales	$—	$167	$167	$—	$—	$—
Cost of goods sold	—	70	70	—	—	—
Gross profit	—	97	97	—	—	—

Revenue from collaborative research agreements, government contract and royalties	20,619	—	20,619	21,681	—	21,681

Operating expenses:
Research and development	8,109	1,811	9,920	10,592	2,424	13,016
General and administrative	4,537	439	4,976	3,101	308	3,409
	12,646	2,250	14,896	13,693	2,732	16,425

Income (loss) from operations	$7,973	$(2,153)	$5,820	$7,988	$(2,732)	$5,256

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

The assets specifically attributable to each of our segments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011			December 31, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$1,501	$142	$1,643	$1,757	$171	$1,928
Inventory	—	623	623	—	510	510
Total segment assets	$1,501	$765	$2,266	$1,757	$681	$2,438

5.             Income Taxes

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

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2011. The primary difference for 2011 between our net income for financial reporting purposes and the loss for income tax reporting purposes relates to the recognition of deferred revenue from our collaborative agreement with Genzyme which was previously reported for income tax purposes. During the three and six months ended June 30, 2010, we recorded $535,000 and $1.2 million, respectively, of income tax expense which represented the Federal Alternative Minimum tax. During the second quarter of 2011, we recorded income tax expense of $43,000 related to the true up of our tax asset accounts upon filing our 2010 income tax returns.

At June 30, 2011, the balance of our net operating loss and tax credit carryforwards was $77.3 million.  During fiscal 2010, we released a portion of valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011. During the second quarter of 2011, upon filing our 2010 income tax returns, we reduced our deferred tax asset to $2.2 million and increased our income tax receivable to $1.4 million (which is included in Accounts and Other Receivables in the Condensed Balance Sheet at June 30, 2011). Our remaining deferred tax assets have been fully reserved in both 2011 and 2010 since their ultimate future realization cannot be assured.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

6.             Investments Available for Sale

Investments available for sale consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$2,070	$—		$2,070	$10,299	$1	$—	$10,300
Commercial paper	3,899	1	—	3,900	18,589	0	(0)	18,590
	5,969	1	—	5,970	28,889	1	(0)	28,889
Short term investments:
Common stock and Municipal Securities	7,619	9	(2)	7,626
Corporate notes and bonds	39,421	29	(8)	39,442	36,080	7	(12)	36,076
US & International government agencies	1,609	3	—	1,612	1,200	1	—	1,201
	48,649	41	(10)	48,680	37,280	8	(12)	37,277

Total investments available for sale	$54,618	$42	$(10)	$54,650	$66,169	$9	$(12)	$66,166

The following table summarizes maturities of our investments available for sale as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$49,220	$49,241	$52,607	$52,601
Between 3—12 months	—	—	4,870	4,870
Between 1—2 years	5,398	5,409	8,692	8,695
Total investments available for sale	$54,618	$54,650	$66,169	$66,166

Realized gains and losses and investment income earned on investments available for sale were $25,000 and $54,000, respectively,  for the three and six months ended June 30, 2011, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$1,570	$—	$—	$1,570
Government Obligations	1,209	—	—	1,209
Certificates of Deposit	—	501	—	501
Agency Obligations	—	34,919	—	34,919
Corporate Debt Securities & Commercial Paper	—	8,423	—	8,423
Municipal Securities	—	7,625	—	7,625
Foreign Bonds	—	403	—	403

Short Term Investments Available for Sale	$2,779	$51,871	$—	$54,650

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	December 31, 2010
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$9,449	$—	$—	$9,449
Government Obligations	1,201	—	—	1,201
Certificates of Deposit	—	851	—	851
Agency Obligations	—	27,545	—	27,545
Corporate Debt Securities & Commercial Paper	—	26,201	—	26,201
Foreign Bonds	—	919	—	919

Short Term Investments Available for Sale	$10,650	$55,516	$—	$66,166

8.                             Not Used

9.                             Warrant

At December 31, 2010, there was an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share as described in Note 9 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  This warrant is held by Peter Friedli, who serves as the Chairman of our Board of Directors, and had an expiration date of May 24, 2011.

As detailed in Note 9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, our Board approved the extension of the expiration date of the warrant until May 24, 2015 subject to stockholder approval of the extension.  No other provisions of the warrant were changed.  Our shareholders approved the extension of the warrant at our 2011 Annual Meeting of Stockholders (“Annual Meeting”), on May 26, 2011.

Upon approval by the stockholders, we incurred a non-cash charge against earnings on account of the extension of the warrant expiration date based on its increase in fair value of approximately $1.7 million.  This amount was recorded within general and administrative expenses.  The increase in value was computed using the Black-Scholes option pricing model with a risk free interest rate of 1.50%, a 4 year increase in the expected life of the warrant, and a historical volatility of approximately 51%.

10.                          Subsequent Events

We evaluated our June 30, 2011 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal ®  and Chondrogen ® ); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2010, and our unaudited Condensed Financial Statements for the three and six months ended June 30, 2011 and 2010 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2011 and 2010.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2010.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

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

Our Biosurgery business works to harness the ability of cells and novel constructs to promote the body’s natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. During the third quarter of 2010, we launched limited commercial sales of several products developed and manufactured by our Biosurgery segment, including Grafix®, a cellular wound care biomatrix used in the limb salvage and recalcitrant wound setting. Grafix is a living skin substitute comprised of a biologic membrane containing endogenous mesenchymal stem cells to promote healing in chronic wounds, limb salvage procedures and burns. Our Biosurgery segment also introduced Ovation®, a cellular repair matrix which is an allograft product that provides the necessary elements for tissue repair in an easy-to-use formulation. Ovation provides a 3-dimensional extra cellular matrix scaffold onto which other cells or growth factors can adhere and serves as a reservoir for native MSCs, BMPs and other bioactive factors which play a key role in the wound healing process.

Grafix and Ovation are regulated by the FDA under 21CFR Part 1271, Human Cells, Tissues and Cellular and Tissue-based Products (HCT/Ps). We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks (AATB). Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every lot to demonstrate suitability for transplantation. Each lot is tested to confirm cellular viability post thaw.

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

In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, now a wholly owned subsidiary of Sanofi (NYSE: SYN), for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the collaboration agreement with Genzyme, we were paid $130.0 million in upfront payments. The agreement also provides for the payment to us by Genzyme of contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme. The royalties payable by Genzyme to us upon commercialization range from the single digits to within the twenties percent of sales, depending upon several factors.

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

In August 2009, we announced the creation of a Biosurgery division focused on developing and marketing high-end biological products for use in surgical procedures. We intend to build on the success of our first generation implantable product, Osteocel, which generated over $40 million of revenue for us before we sold it for $85.0 million, in 2008. We introduced our first biologic product from the Biosurgery division in March 2010 for clinical evaluation and began limited commercial sales during the third fiscal quarter of 2010.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 47 U.S. and 143 foreign patents owned or licensed. We have 31 U.S. patent applications pending and 85 foreign patent applications pending.

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

Prochymal for Treatment-Resistant GvHD

GvHD is a life threatening immune system reaction in patients who have received a bone marrow transplant that commonly affects one or more of the following organs: skin, gastrointestinal tract, and liver. We estimate that there are approximately 3,000 instances of GvHD in the United States each year.

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

Although in the U.S. there are no drugs approved for treating GvHD, the disease is commonly treated off-label with steroids. GvHD that does not respond to this treatment is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In a Phase 2 trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, all responded to treatment with Prochymal, and 59% achieved complete resolution of their disease. Prochymal has been granted Fast Track status by FDA, as well as Orphan Drug status by FDA and the European Medicines Agency, for GvHD.

In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children 2 months to 17 years of age, with Grades B-D acute GvHD that hasn’t responded to steroids, are eligible for treatment. Upon completion of enrollment of the two Phase 3 trials evaluating Prochymal in adults with GvHD, as described below we received clearance from the FDA to broaden the expanded access treatment program to include patients 18 to 70 years of age. The expanded access treatment programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

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

In July 2010, we announced that the Biologics and Genetic Therapies Directorate of Health Canada, or Health Canada,  had completed its initial evaluation and accepted for full review our New Drug Submission of Prochymal for the treatment of GvHD. We were informed by Health Canada that the application had been granted Priority Review, shortening the scheduled examination period from 300 to 180 days. Heath Canada also informed us of plans to add Prochymal to its Register of Innovative Drugs, subject to a final review upon approval. This registration would confer eight years of market exclusivity, beginning on the date of Prochymal’s approval for commercial sale in Canada. This registration would also generally provide that, during such period of market exclusivity, no submission for a generic version of Prochymal would be approved by Health Canada for GvHD.

In January 2011, Health Canada requested additional information to support our New Drug Submission (NDS) for Prochymal as a treatment for GvHD. The agency determined that the application in its initial form was not in full compliance with the current Canadian Food and Drug Regulations and we were given 90 days to answer certain questions that were raised during the review. We submitted answers to Health Canada’s questions in March 2011. Health Canada has since requested  additional information surrounding the NDS for Prochymal and had questions regarding post marketing commitments.  Further, Health Canada has indicated that they are enlisting external experts to assist them with technical aspects of the review.   Health Canada has stated that they continue to be  committed to reviewing the submission in an expedited manner, however we are unable to provide a reliable timeframe for its completion.

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

The decision to resume enrollment was made following discussions with the FDA about the results of the interim analysis. Enrollment is now ongoing with the best-performing Prochymal dose arm and the placebo arm, according to the pre-specified, adaptive trial design. The trial has been repowered to compensate for the statistical penalty incurred by the interim analysis in the ITT population. The follow-on maintenance trial (Protocol 610) has been discontinued to remove the potential for bias.

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

Prochymal is being developed for the treatment of heart muscle damage following AMI. Its primary indication is to treat post-AMI complications and prevent the formation of scar tissue and associated cardiac dysfunction. Our preclinical studies indicate that the mechanism by which Prochymal improves myocardial function includes the prevention of pathological scarring of the heart muscle and the formation of new blood vessels. We are developing Prochymal as a therapy to be delivered through a standard intravenous line up to 7 days post-AMI.

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

In February 2008, we reported one-year results in the Phase 1 trial. The trial continued to demonstrate Prochymal’s strong safety profile as well as continued statistically significant improvement in heart function. One year magnetic resonance imaging (MRI) data on LVEF was collected and patients treated with Prochymal showed a statistically significant 5.2 point increase over baseline (p=0.021). Patients receiving placebo showed only a 1.8 point improvement over baseline, which was not statistically significant. Patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, demonstrated even greater effects. The Prochymal treatment group showed a 6.5 point improvement one year post-treatment, compared to a 1.9 point increase in the placebo group. Prochymal treated patients continued to experience fewer adverse events at a rate of 6.1 per patient, compared to 8.0 per patient in the placebo group. This one-year interim analysis was performed as a part of the full two-year follow-up, and as a result, contains only limited data.

Data from the final two-year time point was reported in February 2009 and indicated a continuing benefit from treatment with Prochymal. The trial met its primary endpoint demonstrating the safety of Prochymal in the acute myocardial infarction setting. Patients receiving Prochymal continued to experience fewer adverse events than that of placebo (8 vs. 11 per patient). During the trial, patients receiving Prochymal experienced fewer arrhythmias as compared to patients receiving placebo. This effect was maintained for the duration of the study, with 47.4% of placebo patients experiencing cardiac arrhythmia compared to only 11.8% of Prochymal patients (p=0.006). Ventricular arrhythmias are associated with tissue damage and scar formation in the heart resulting from infarction and can be a sign of poorer prognosis. Two year MRI data demonstrated that there was statistically significant improvement in LVEF over baseline, 6.6 point in Prochymal relative to a 3.9 point improvement in placebo. For patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, even greater effects were observed. The Prochymal group showed a significant 9.5 point improvement over baseline two years post-treatment (p<0.05). This compares favorably to the 3.1 point increase observed for the placebo group. No serious adverse events were attributed to Prochymal, and all-cause hospitalizations trended lower in the Prochymal group (38.2%) as compared to the placebo group (47.4%).

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

In early 2010, enrollment was completed for 63 patients in our Phase 2, double-blind, placebo-controlled study evaluating Prochymal for the treatment of early onset type 1 diabetes in individuals 12 to 35 years old. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets and promoting the repair of pancreatic tissue damage. Patients were enrolled within 2 to 20 weeks of being diagnosed with type 1 diabetes and received three infusions of Prochymal over the course of 60 days. The primary efficacy endpoint, the measurement of C-peptide produced after glucose stimulation, will be measured at one year. We have entered into a collaborative agreement with the Juvenile Diabetes Research Foundation, or JDRF, for this study. This agreement provides for the JDRF to fund $4.0 million of clinical study costs contingent upon us meeting specific milestones. We achieved all of the contingent milestones as of December 31, 2010.

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

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen that provides for non-contingent, non-refundable upfront payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the first two quarters of fiscal 2011 and 2010 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations, will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

In prior years, we entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provided for JDRF to provide $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2010, we had achieved all $4.0 million of the milestones available under the contract. In each of the first and second quarters of fiscal 2011, we recognized $240,000 in revenue from this agreement. During each of the first and second fiscal quarters of 2010, we recognized $210,000 in revenue from this collaborative agreement. We expect to recognize the remaining $480,000 of deferred revenue related to the JDRF agreement during the second half of fiscal 2011.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2011, we incurred aggregate research and development costs of approximately $400 million.

Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During the first half of fiscal 2011, our total research and development costs were $8.1 million for our Therapeutics segment and $1.8 million for our Biosurgery segment.

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

Income Taxes

Historically, we have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a valuation allowance) of approximately $77.3 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income tax accounting for the upfront fees we received from Genzyme Corporation require us to recognize revenue for income tax purposes several years earlier than we recognize this revenue for financial statement purposes, resulting in current income tax liabilities that we expect to exceed our ultimate aggregate income tax expense. During 2010, we released a portion of the valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011.

In the first fiscal half of 2011, we incurred a taxable loss of approximately $10.5 million, primarily because the $20.0 million of revenue recognized for financial reporting purposes from our collaborative agreement with Genzyme was recognized in prior years for income tax accounting purposes. In the first fiscal half of 2010, we recorded a provision for income taxes of $1.2 million to recognize the U.S. Federal alternative minimum tax on our taxable income.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and 2010

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $10.2 million for the three months ended June 30, 2011 compared to $10.3 million for the first quarter of fiscal 2010.  During the three months ended June 30, 2011, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $240,000 from our collaborative agreement with JDRF. Revenues for the three months ended June 30, 2010 consisted primarily of $10.0 million from the Genzyme agreement and, $210,000 from the JDRF collaboration.

Biosurgery Product Sales

During the three months ended June 30, 2011, we continued limited commercial sales of wound care products manufactured by our Biosurgery division and recognized $130,000 in revenue and gross profit of $75,000. We are continuing to distribute the majority of these products for clinical evaluation and expect commercial sales to ramp up slowly until we can build the commercial capabilities that can drive widespread adoption. Until such time as we determine it to be appropriate, and we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 were $5.2 million as compared to research and development expenses of $6.5 million for the same period of 2010.  The second fiscal quarter 2011 expenses include $945,000 of development and initial manufacturing costs associated with our Biosurgery segment. During the second fiscal quarter of 2010, we incurred $1.3 million of research and development expenses in our Biosurgery operations. In our Therapeutics segment, we incurred $4.3 million of research and development expenses during the second fiscal quarter of 2011 compared to $5.2 million in the second fiscal quarter of 2010. The reduction in research and development expenses during the second quarter of 2011, when compared to the corresponding period of the prior year, reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction of treatment site and patient costs.  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended June 30, 2011 compared to $1.6 million for the corresponding period in fiscal 2010.  During the second fiscal quarter of 2011, we recognized $1.7 million of non-cash compensation expense related to the extension of the expiration of a Warrant held by the chairman of our board of directors. The non cash charge for share-based compensation allocated to general and administrative expenses during the fiscal quarter ended June 30, 2011 was $1.9 million (including $1.7 million related to the extension of the expiration of the Warrant) as compared to $244,000 for the same period last year.

Other Income, Net

Investment income, net was $25,000 for the three months ended June 30, 2011, compared to $36,000 in the corresponding period in fiscal 2010.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during the second fiscal quarter of either 2011 or 2010.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $20.6 million for the six months ended June 30, 2011 compared to $21.7 million for the first half of fiscal 2010.  During the six months ended June 30, 2011, we recognized $20.0 million in revenue from our collaborative agreement with Genzyme and $480,000 from our collaborative agreement with JDRF. Revenues for the six months ended June 30, 2010 consisted primarily of $20.0 million from the Genzyme agreement, $1.0 million from our collaboration with JCR Pharmaceuticals, and $420,000 from the JDRF collaboration.

Biosurgery Product Sales

During the six months ended June 30, 2011, we continued limited commercial sales of wound care products manufactured by our Biosurgery Division and recognized $167,000 in revenue and gross profit of $97,000. We are continuing to distribute the majority of these products for clinical evaluation and expect commercial sales to ramp up slowly until such time as the cost to consumers for these products becomes reimbursable by third party payers, including government health administrative authorities, health insurers, and benefit managers. Until such time as we determine it to be appropriate, and we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2011 were $9.9 million as compared to research and development expenses of $13.0 million for the same period of 2010.  The first fiscal half 2011 expenses include $1.8 million of development and initial manufacturing costs associated with our Biosurgery segment. During the first fiscal half of 2010, we incurred $2.4 million of research and development expenses in our Biosurgery operations. In our Therapeutics segment, we incurred $8.1 million of research and development expenses during the first fiscal half of 2011 compared to $10.6 million in the first fiscal half of 2010. The reduction in research and development expenses during the first half of fiscal 2011, when compared to the corresponding period of the prior year, reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction of treatment site and patient costs.  We also incur research and development expenses in connection with the preparation of our applications for marketing approval as we work towards the commercialization of Prochymal for an initial indication.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the six months ended June 30, 2011 compared to $3.4 million for the corresponding period in fiscal 2010.  During the second fiscal quarter of 2011, we recognized $1.7 million of non-cash compensation expense related to the extension of the expiration of a Warrant held by the chairman of our board of directors. The non cash charge for share-based compensation allocated to general and administrative expenses during the six months ended June 30, 2011 was $2.3 million (including $1.7 million related to the extension of the expiration of the Warrant) as compared to $418,000 for the same period last year.

Other Income, Net

Investment income, net was $54,000 for the six months ended June 30, 2011, compared to $124,000 in the corresponding period in fiscal 2010.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during the second fiscal quarter of either 2011 or 2010.

Liquidity and Capital Resources

Liquidity

At June 30, 2011, we had $56.2 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of June 30, 2011 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Six Months Ended June 30, 2011 and 2010

Net cash used in operating activities for the six months ended June 30, 2011 was $11.4 million compared to $16.6 million in the corresponding fiscal period of the prior year.  The 2011 net income of $5.8 million was offset by net decreases in working capital, primarily a result of reductions in deferred revenue and accounts payable and accrued expenses, which was partially offset by $3.1 million of non-cash expenses.  Net cash used in operating activities during the first six months of 2010 reflect our net income of $4.2 million, which was offset primarily by reductions in deferred revenue and accounts payables and accrued expenses. Non-cash expenses incurred during the first half of 2010 were $1.2 million.

Cash provided by investing activities during the first six months of 2011 was $11.5 million compared to $16.8 million in the same period of the prior year.  Cash provided by investing activities during both fiscal periods was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

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

Foreign Current Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three and six months ended June 30, 2011 or 2010, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

Derivative Instruments

We do not enter into hedging or derivative instrument arrangements.

Item 4 .                                Controls and Procedures.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 .                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                   Defaults Upon Senior Securities.

None.

Item 4.                                   (Removed and Reserved).

Item 5 .                                Other Information.

None.

Item 6.                                   Exhibits.

Exhibit Number	Description of Exhibit

10.1*

Common Stock Purchase Warrant No. CS-3, amended and restated as of April 1, 2011 and effective upon approval of the stockholders of the Registrant on May 26, 2011, by and between the Registrant and Peter Friedli.

31.1.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 9, 2011	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2011	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)