Form 10-Q
period 2011-09-30
OSIRIS THERAPEUTICS, INC.
filed 2011-11-07
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, par value $0.001 per share	32,826,896

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                            Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash	$1,403	$1,442
Investments available for sale	50,454	66,166
Accounts and other receivables	1,460	1,928
Inventory	729	510
Deferred tax asset	2,192	3,170
Prepaid expenses and other current assets	762	736
Total current assets	57,000	73,952

Property and equipment, net	2,646	3,127
Restricted cash	392	521
Other assets	19	184
Total assets	$60,057	$77,784

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,613	$5,569
Deferred revenue, current portion	13,573	40,960
Total current liabilities	19,186	46,529

Deferred revenue, net of current portion	—	3,333
Other long-term liabilities	442	465
Total liabilities	19,628	50,327

Stockholders’ equity:
Common stock, $.001 par value, 90,000 shares authorized, 32,827 shares outstanding - 2011, 32,794 shares outstanding - 2010	33	33
Additional paid-in-capital	277,749	274,646
Accumulated other comprehensive income (loss)	22	(3)
Accumulated deficit	(237,375)	(247,219)
Total stockholders’ equity	40,429	27,457
Total liabilities and stockholders’ equity	$60,057	$77,784

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Product sales	$331	$99	$498	$99
Cost of goods sold	139	34	209	34
Gross profit	192	65	289	65

Revenue from collaborative research agreements, government contract and royalties	10,242	10,659	30,861	32,340

Operating expenses:
Research and development	5,018	5,460	14,938	18,476
General and administrative	1,429	1,268	6,405	4,677
	6,447	6,728	21,343	23,153

Income from operations	3,987	3,996	9,807	9,252

Other income, net	26	27	80	151

Income before income taxes	4,013	4,023	9,887	9,403

Income tax benefit (expense)	—	525	(43)	(692)

Net income	$4,013	$4,548	$9,844	$8,711

Basic earnings per share	$0.12	$0.14	$0.30	$0.27

Diluted earnings per share	$0.12	$0.14	$0.30	$0.26

Weighted average common shares (basic)	32,826	32,789	32,818	32,781

Weighted average common shares (diluted)	33,121	33,100	33,121	33,095

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2011	32,793,457	$33	$274,646	$(3)	$(247,219)	$27,457

Exercise of options to purchase common stock ($.40- $7.74 per share)	8,439	—	22	—	—	22

Share-based payment-director services ($7.13 per share)	25,000	—	178	—	—	178

Share-based payment-employee compensation	—	—	1,163	—	—	1,163

Share-based payment - related party	—	—	1,740	—	—	1,740

Comprehensive income:
Net income	—	—	—	—	9,844	9,844

Unrealized gain on investments available for sale	—	—	—	25	—	25
Total comprehensive income						9,869

Balance at September 30, 2011	32,826,896	$33	$277,749	$22	$(237,375)	$40,429

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Continuing operations:
Net income	$9,844	$8,711
Adjustments to reconcile net income to net cash used in continuing operations:
Depreciation and amortization	560	566
Non cash share-based payments	1,341	1,281
Non cash expense- extension of expiration date warrant to related party	1,740	—
Changes in operating assets and liabilities:
Accounts and other receivables	468	876
Prepaid expenses, inventory, and other current assets	733	(162)
Other assets	165	(2,747)
Accounts payable and accrued expenses	21	(1,938)
Deferred revenue	(30,720)	(30,801)
Net cash used in continuing operations	(15,848)	(24,214)
Discontinued operations:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	(412)
Net cash used in discontinued operations	—	(412)

Net cash used in operating activities	(15,848)	(24,626)

Cash flows from investing activities:
Purchases of property and equipment	(79)	(98)
Proceeds from sale of investments available for sale	15,805	24,598
Purchases of investments available for sale	(68)	(236)

Net cash provided by investing activities	15,658	24,264

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(3)
Restricted cash	129	145
Proceeds from the exercise of stock options	22	2

Net cash provided by financing activities	151	144

Net decrease in cash	(39)	(218)
Cash at beginning of period	1,442	1,306

Cash at end of period	$1,403	$1,088

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

1.              Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory and cardiovascular disease areas, and wound healing. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During 2009, we created a Biosurgery business, which in 2010 we began operating as a segment separate from our Therapeutics segment.  Our Therapeutics segment is focused on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas; and our Biosurgery segment focuses on products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body’s natural healing.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to revenue recognition associated with our collaborative agreements, deferred tax assets, inventory valuation, share-based compensation, and the non cash charge associated with the extension of the expiration date of an outstanding warrant discussed below in Note 8.

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

Revenues from research licenses and government contracts are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the agreement. Payments received in advance of research performance are designated as deferred revenue. Non-refundable upfront license fees and certain other related fees are recognized on a straight-line basis over the development periods of the contract deliverables. Fees associated with substantive at risk performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue as it is earned and received.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation (“Genzyme”), now a wholly owned subsidiary of Sanofi (NYSE: SYN), for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under this agreement, Genzyme has made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provides Genzyme with certain rights to intellectual property developed by us, and requires that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through the first quarter of 2012.

We recognized $10.0 million of revenue in the each of the first three fiscal quarters of both 2011 and 2010 related to the amortization of the upfront payments. The balance of the non-refundable payments we received from Genzyme, $13.3 million, has been recorded as current deferred revenue as of September 30, 2011. The agreement also provides for contingent milestone payments of up to $1.25 billion in the aggregate, as well as royalties to be paid to us on any sales by Genzyme. Consistent with our revenue recognition policies, we will recognize revenue from these contingent milestone payments for which we have no continuing performance obligations upon achievement of the related milestone. For any milestone payments for which we have a continuing performance obligation, the milestone payments will be deferred and recognized as revenue over the term of the related performance obligations.

In 2007, we partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense (“DoD”) pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in 2008, and completed our work under the contract during 2010. We have not recognized any revenue associated with this contract during fiscal 2011. Contract revenue was recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized $360,000 and $470,000 in revenue from the DoD contract during the three and nine months ended September 30, 2010, respectively. We have not pursued further opportunities pursuant to this collaboration with Genzyme. Furthermore, other than certain ancillary provisions, the agreement with Genzyme expired in July 2009.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and are amortizing the funding received over the duration of our obligations, resulting in approximately $200,000 of revenue in each of the first three fiscal quarters of both 2011 and 2010 under the agreement with JDRF. The remaining deferred revenue under this agreement has been recorded as $240,000 of current deferred revenue as of September 30, 2011.

We have also entered into strategic agreements with other pharmaceutical companies focusing on the development and commercialization of our stem cell drug products. For example, in 2003, we entered into an agreement with JCR Pharmaceuticals Co., Ltd. (“JCR”) pertaining to hematologic malignancy (graft versus host disease) drugs for distribution in Japan.  Under such agreements, we receive fees for licensing the use of our technology. We recognized $1.0 million of revenue during the first fiscal quarter of 2010 from JCR upon the achievement of a milestone event specified in the agreement.

Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program.  Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. Such royalty revenue was immaterial during the three months ended September 30, 2011 and approximately $65,000 for the nine months then ended.  Such royalty revenues totaled $70,000 and $218,000 during the three and nine months ended September 30, 2010, respectively.  During the nine months ended September 30, 2011, we received $75,000 in cost reimbursement for Prochymal used in our adult expanded access program, all of which had been earned prior to the third fiscal quarter of 2011.

As discussed in Note 4- Segment Reporting below, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures.  We commenced the manufacturing of our first Biosurgery product, Grafix®, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial sale during the third quarter of 2010, and revenues on such sales are recognized when the product is shipped to the customer.  We began distribution of a second Biosurgery product, Ovation® in early fiscal 2011. Due to the nature of the products and the manufacturing process, all sales are final.  We recognized revenues of approximately $331,000 and $498,000 from the sales of Biosurgery products during the three and nine months ended September 30, 2011, respectively.  We recognized revenues of approximately $99,000 from the sales of Biosurgery products during the third quarter of 2010 following commercial launch of our first product.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Research & Development Costs	($000s)	($000s)	($000s)	($000s)

Therapeutics segment	$4,411	$4,639	$12,520	$15,231
Biosurgery segment	607	821	2,418	3,245
Total R&D costs -	$5,018	$5,460	$14,938	$18,476

We do not track internal development costs by project within the Therapeutics segment.  We do, however, track external research and development costs by project, which were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
External R&D Costs By Indication	($000s)	($000s)	($000s)	($000s)

Acute myocardial infarction	$1,865	$1,574	$4,973	$3,432
Treatment-resistant GvHD	325	(151)	618	3,004
Refractory Crohn’s disease	358	230	1,239	731
Other therapeutic programs	114	367	201	1,427
Therapeutics external R&D costs -	2,662	2,020	7,031	8,594

Biosurgery external R&D costs -	207	209	705	1,251

Total external R&D costs -	$2,869	$2,229	$7,736	$9,845

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

Diluted income per common share for the three and nine months ended September 30, 2011 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant, and approximately 1,376,000 and 1,123,000 shares, respectively, issuable upon the exercise of “out-of the money” stock options, as their effect is anti-dilutive.

Similarly, diluted income per common share for the three and nine months ended September 30, 2010 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant and approximately 884,000 and 811,000 shares, respectively, issuable upon the exercise of “out-of the money” stock options, as their effect is anti-dilutive.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(000s)	(000s)	(000s)	(000s)

Basic weighted average common shares outstanding	32,826	32,789	32,818	32,781
Dilutive weighted average options outstanding	295	311	304	314
Dilutive weighted average warrants outstanding	—	—	—	—
Diluted weighted average common shares outstanding	33,121	33,100	33,121	33,095

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

A summary of option activity under both of our stock-based compensation plans for the nine months ended September 30, 2011 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2011	1,349,261	$9.75	6.89	$2,357
Granted at market value	445,000	6.85
Exercised	(8,439)	2.57		34
Forfeited	(68,000)	8.89		22
Outstanding at September 30, 2011	1,717,822	9.07	6.97	1,456

Exercisable at September 30, 2011	878,134	9.55	5.31	1,454

The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 was $3.51 per share.  We received approximately $22,000 in cash from the exercise of options during the nine months ended September 30, 2011.

As of September 30, 2011, approximately 406,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Share-based compensation expense (including director compensation, but excluding the non cash expense related to the extension of the expiration date of our warrant, as detailed in Note 8 below) included in our statements of operations for the three and nine months ended September 30, 2011 and 2010 is allocable to our research and development and general and administrative activities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($000)	($000)	($000)	($000)
Research and development	$182	$248	$656	$667
General and administrative	165	178	685	614
Total	$347	$426	$1,341	$1,281

As of September 30, 2011, there was approximately $1.7 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of less than one year, as the options vest.

Supplemental Cash Flow Information

A summary of our supplemental disclosures of cash flow information for the nine months ended September 30, 2011 and 2010, is as follows:

	Nine Months Ended September 30,
	2011	2010
	($000)	($000)
Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$—
Cash paid for income taxes	—	1,635

Recent Accounting Guidance Not Yet Adopted at September 30, 2011

In May 2011, ASU 2011-4, Fair Value Measurement (Topic 820)— Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-4”) was issued to standardize requirements for measuring and disclosing fair value information under U.S. GAAP and IFRS.  This guidance primarily changes the wording used to describe disclosure requirements under U.S. GAAP, but is not intended to change the application of those requirements.  ASU 2011-4 is effective for interim or annual periods beginning after December 15, 2011 with early adoption not permitted. Since ASU 2011-4 changes the wording used to describe the fair value disclosure requirements, but does not materially change the actual requirements, the adoption of ASU 2011-4 will not have a material impact on our financial statements.

In June 2011, ASU 2011-5, Comprehensive Income (Topic 220)— Presentation of Comprehensive Income (“ASU 2011-5”) was issued to increase the prominence of items reported in other comprehensive income. Specifically, this guidance requires entities to report all non owner changes in stockholders’ equity in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements  This guidance eliminates the current financial reporting option for an entity to report the components of other comprehensive income as a part of the statement in changes in stockholders’ equity.  Further, this guidance requires presentation of all reclassification adjustments between net income and other comprehensive income on the face of the financial statements.  ASU 2011-5 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted.  We will be required to change the format of our financial statements when this guidance becomes effective, and are currently evaluating which of the two permissible formats to use.  The adoption of ASU 2011-5 will not have a material impact on our financial position or results of operations.

In July 2011, ASU 2011-7, Health Care Entities (Topic 954)— Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-7”) was issued to increase the transparency of net patient service revenue and the related allowance for doubtful accounts for health care entities. Specifically, this guidance requires entities to report the provision for bad debts associated with patient service revenue as a deduction from patient service revenues as opposed to as an operating expense.  This guidance also requires enhanced disclosures regarding the accounting policies for revenues and assessing bad debts.  ASU 2011-7 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-7 will not have a material impact on our financial position or results of operations.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

4.              Segment Reporting

In 2010, we began to manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Our Therapeutics segment does not presently have any products approved for sale and its revenues consist primarily of collaborative research agreements and royalties as described in our Annual Report in the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

Our Biosurgery segment is focused on the development, manufacture and sale of biologic products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body’s natural healing.  We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010.  During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. Accordingly, we incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment throughout 2010, but did not recognize revenue from sales until beginning in the third quarter of 2010.  As a result of these start up costs, any measure of segment profitability from our Biosurgery segment for 2010 is not indicative of the segment’s expected future results.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

The costs specifically attributable to each of our segments for the three and nine months ended September 30, 2011 and September 30, 2010 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product sales	$—	$331	$331	$—	$99	$99
Cost of goods sold	—	139	139	—	34	34
Gross profit	—	192	192	—	65	65

Revenue from collaborative research agreements, government contract and royalties	10,242	—	10,242	10,659	—	10,659

Operating expenses:
Research and development	4,411	607	5,018	4,639	821	5,460
General and administrative	1,230	199	1,429	1,084	184	1,268
	5,641	806	6,447	5,723	1,005	6,728

Income (loss) from operations	$4,601	$(614)	$3,987	$4,936	$(940)	$3,996

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product sales	$—	$498	$498	$—	$99	$99
Cost of goods sold	—	209	209	—	34	34
Gross profit	—	289	289	—	65	65

Revenue from collaborative research agreements, government contract and royalties	30,861	—	30,861	32,340	—	32,340

Operating expenses:
Research and development	12,520	2,418	14,938	15,231	3,245	18,476
General and administrative	5,767	638	6,405	4,185	492	4,677
	18,287	3,056	21,343	19,416	3,737	23,153

Income (loss) from operations	$12,574	$(2,767)	$9,807	$12,924	$(3,672)	$9,252

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

The assets specifically attributable to each of our segments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011			December 31, 2010
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts receivable	$1,215	$245	$1,460	$1,757	$171	$1,928
Inventory	—	729	729	—	510	510
Total segment assets	$1,215	$974	$2,189	$1,757	$681	$2,438

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

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2011. The primary difference for 2011 between our net income for financial reporting purposes and the loss for income tax reporting purposes relates to the recognition of deferred revenue from our collaborative agreement with Genzyme, which was previously reported for income tax purposes. During the nine months ended September 30, 2010, we recorded $692,000 of income tax expense which represented the Federal Alternative Minimum tax. During the nine months ended September 30, 2011, we recorded income tax expense of $43,000 related to the true up of our tax asset accounts upon filing our 2010 income tax returns.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

At September 30, 2011, the balance of our net operating loss and tax credit carryforwards was approximately $78.0 million.  During fiscal 2010, we released a portion of valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011. During the second quarter of 2011, upon filing our 2010 income tax returns, we reduced our deferred tax asset to $2.2 million and increased our income tax receivable to $1.4 million ($1.1 million of which is included in Accounts and Other Receivables in the Condensed Balance Sheet at September 30, 2011). Our remaining deferred tax assets have been fully reserved in both 2011 and 2010 since their ultimate future realization cannot be assured.

6.              Investments Available for Sale

Investments available for sale consisted of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$807	$—	$—	$807	$10,299	$1	$—	$10,300
Commercial paper	5,997	—	—	5,997	18,589	—	—	18,590
	6,804	—	—	6,804	28,889	1	—	28,889
Short term investments:
Municipal securities	5,280	—	(1)	5,279
Corporate notes and bonds	36,744	22	(2)	36,764	36,080	7	(12)	36,076
U.S. & Foreign government agencies	1,604	3	—	1,607	1,200	1	—	1,201
	43,628	25	(3)	43,650	37,280	8	(12)	37,277

Investments available for sale	$50,432	$25	$(3)	$50,454	$66,169	$9	$(12)	$66,166

The following table summarizes maturities of our investments available for sale as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$49,088	$49,102	$52,607	$52,601
Between 3—12 months	—	—	4,870	4,870
Between 1—2 years	1,344	1,352	8,692	8,695
Investments available for sale	$50,432	$50,454	$66,169	$66,166

Realized gains and investment income earned on investments available for sale were $26,000 and $80,000, respectively,  for the three and nine months ended September 30, 2011, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$306	$—	$—	$306
Government obligations	1,206	—	—	1,206
Certificates of deposit	—	500	—	500
Agency obligations	—	32,405	—	32,405
Corporate debt securities & commercial paper	—	10,358	—	10,358
Municipal securities	—	5,279	—	5,279
Foreign government obligations	—	400	—	400

Investments available for sale	$1,512	$48,942	$—	$50,454

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	December 31, 2010
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$9,449	$—	$—	$9,449
Government obligations	1,201	—	—	1,201
Certificates of deposit	—	851	—	851
Agency obligations	—	27,545	—	27,545
Corporate debt securities & commercial paper	—	26,201	—	26,201
Foreign bonds	—	919	—	919

Investments available for sale	$10,650	$55,516	$—	$66,166

8.                              Warrant

At December 31, 2010, we had an outstanding warrant, held by Peter Friedli, the chairman of our Board of Directors, to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share, as described in Note 9 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  This warrant then had an expiration date of May 24, 2011.

As detailed in Note 9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, our Board approved the extension of the expiration date of the warrant until May 24, 2015, subject to stockholder approval of the extension. Our shareholders approved the extension of the warrant at our 2011 Annual Meeting of Stockholders, on May 26, 2011.

Upon approval by the stockholders, we incurred a non cash charge against earnings on account of the extension of the warrant expiration date, based on its increase in fair value of approximately $1.7 million.  This amount was recorded within general and administrative expenses.  The increase in value was computed using the Black-Scholes option pricing model with a risk free interest rate of 1.50%, a 4 year increase in the expected life of the warrant, and a historical volatility of approximately 51%.

9.                           Related Party Transaction

During the third fiscal quarter of 2011 we entered a contract research agreement with Prolexys Pharmaceuticals, Inc. under which we are conducting for Prolexys an early stage clinical trial investigating a novel compound as a product candidate for cancer therapeutics.  This contract was filed with the SEC on a Current Report on Form 8-K primarily because of the relationship of the management and ownership of Prolexys with us and our management and significant stockholders, and not because our rights or obligations under the Agreement are otherwise material to us.

Prolexys is 34.4% owned by BIH SA, which owns 8.2% of our outstanding common stock; 32.3% owned by Peter Friedli who is the Chairman of our Board of Directors and direct owner of 30.8% of our common stock; and 14.3% owned by Venturetec, Inc., which holds 12.7% of our common stock. Peter Friedli is the President and a 3% owner of Venturetec, Inc. C. Randal Mills, our President and Chief Executive Officer, and Lode Debrandandere, our Senior Vice President of Therapeutics, both serve on the Board of Directors of Prolexys, but have no other interest therein.

This arrangement is part of our ongoing efforts to expand our portfolio of product candidates, but we do not consider this arrangement to be material to us at this time.

10.                           Subsequent Events

We evaluated our September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal®  and Chondrogen® ); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2010, and our unaudited Condensed Financial Statements for the three and nine months ended September 30, 2011 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under Part I — Item 1A “Risk Factors,” and in this Quarterly Report on Form 10-Q, under Part II — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,” “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2011 and 2010.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2010.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

We are a leading stem cell company, headquartered in Columbia, Maryland, and focused on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas and wound healing. We believe our stem cell products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

We have two business segments, Therapeutics and Biosurgery.

Therapeutics Segment.  Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Prochymal (remestemcel-L), our leading therapeutic drug candidate, is a formulation of mesenchymal stem cells (MSCs) designed for intravenous infusion that can be used to treat a variety of diseases.  The MSCs in Prochymal are naturally drawn to areas of inflammation by chemical signals called cytokines.  Once the MSCs reach the area of injury, they counteract inflammation by producing a number of different chemical signals that turn off inflammatory cells. Disease targets that are in development include acute graft versus host disease (GvHD), Crohn’s disease, acute radiation syndrome, acute myocardial infarction, and type 1 diabetes. Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”). Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

Our two biologic drug candidates, Prochymal and Chondrogen, utilize MSCs. MSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give MSCs the potential to treat a wide variety of medical conditions. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for the following reasons:

•                  Stem Cell Source.  Our stem cells are obtained from adult bone marrow, a readily available source. The cells are drawn from the hips of healthy volunteer donors between the ages of 18 and 30 years, using a simple needle and syringe aspiration. Because the cells are obtained from consenting adult donors, we are able to largely avoid the ethical controversy surrounding embryonic and fetal stem cell research.

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

The following table summarizes key information about our active clinical trials for our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	In Registration
	Biologics Refractory Crohn’s Disease	Phase 3
	Type I Diabetes Mellitus	Phase 2
	Acute Myocardial Infarction	Phase 2
	Acute Radiation Syndrome	Phase 3 (Animal Rule)

Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

There have been no significant changes to our clinical programs in our Therapeutics segment since we filed our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011.

In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation (“Genzyme”), now a wholly owned subsidiary of Sanofi (NYSE: SYN), for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme has been granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the collaboration agreement with Genzyme, we were paid $130.0 million in upfront payments. The agreement also provides for the payment to us by Genzyme of contingent milestone payments of up to $1.25 billion in the aggregate, in addition to royalties on any sales by Genzyme. The royalties payable by Genzyme to us upon commercialization are a percentage of sales ranging from the single digits to the twenties, depending upon several factors.

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

Biosurgery Segment.  Our Biosurgery segment seeks to harness the ability of cells and novel constructs to promote the body’s natural healing, with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. During the third quarter of 2010, we launched limited commercial sales of several products developed and manufactured by our Biosurgery segment, including Grafix® and Ovation®. We intend to build on the success of our first generation implantable product, Osteocel, which generated over $40 million of revenue for us before we sold it for $85.0 million, in 2008. Disease targets commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and various orthopedic conditions..

Grafix is a three-dimensional tissue matrix designed for application directly to acute and chronic wounds, including diabetic foot ulcers and burns.  Flexible, conforming and immune neutral, this cellular repair matrix provides a rich source of extracellular matrix, viable endogenous MSCs and epithelial cells, as well as growth factors directly to the site of the wound, protecting the area from inflammation, scarring and infection.

Ovation is a novel cellular repair matrix designed for use in surgical applications where bone tissue repair is needed.  Easily applied to the site of injury, Ovation provides the three essential components of periosteum — extracellular matrix, viable endogenous MSCs and a source of growth factors — all playing key roles in bone repair.

Grafix and Ovation are regulated by the FDA under 21CFR Part 1271, Human Cells, Tissues and Cellular and Tissue-based Products (HCT/Ps). We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks (AATB). Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every lot to demonstrate suitability for transplantation. Our Biosurgery products are all manufactured in our Columbia, Maryland facility. Each lot is tested to confirm viable cell content post thaw.

We market and distribute both Grafix and Ovation through a network of distributors as well as direct sales to hospitals and clinics.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 46 U.S. and 144 foreign patents owned or licensed. We have 34 U.S. patent applications pending and 86 foreign patent applications pending.

Financial Operations Overview

Revenue

In 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen that provides for non-contingent, non-refundable upfront payments of $130.0 million and contingent milestone payments. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we are amortizing these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $10.0 million of revenue in each of the first three quarters of fiscal 2011 and 2010 related to this agreement. Contingent milestone payments earned and for which we have no continuing performance obligations, will be recognized as revenue upon achievement of the related milestone, while milestone payments for which we have a continuing performance obligation will be deferred when received and amortized to revenue over the term of the related performance obligations.

In prior years, we entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provided for JDRF to provide $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2010, we had achieved all $4.0 million of the milestones available under the contract. In each of the first three fiscal quarters of 2011, we recognized $240,000 in revenue from this agreement. During each of the first three fiscal quarters of 2010, we recognized $210,000 in revenue from this collaborative agreement. We expect to recognize the remaining $240,000 of deferred revenue related to the JDRF agreement during the fourth fiscal quarter of 2011.

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

Research and Development Costs

Our research and development costs consist of expenses incurred in identifying, developing and testing biologic drug candidates as well as tissue based products in our Biosurgery segment. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, costs of facilities, and the costs of manufacturing clinical batches of biologic drug candidates, quality control supplies and material to expand biologic drug candidates.

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through September 30, 2011, we incurred aggregate research and development costs of approximately $405 million.

Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During the first nine months of fiscal 2011, our total research and development costs were $12.5 million for our Therapeutics segment and $2.4 million for our Biosurgery segment.

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

Other Income, Net

Other income, net consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases and other debt financings. We do not expect to incur material interest expense in the future as we had extinguished all of our outstanding debt prior to fiscal 2009.

Income Taxes

Historically, we have not recognized any deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a valuation allowance) of approximately $78.0 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income tax accounting for the upfront fees we received from Genzyme Corporation require us to recognize revenue for income tax purposes several years earlier than we recognize this revenue for financial statement purposes. As of December 31, 2010 the entire Genzyme upfront payments had been fully recognized for income tax purposes. During 2010, we released a portion of the valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards in 2011. During the second quarter of 2011, upon filing our 2010 income tax returns, we reduced our deferred tax asset to $2.2 million and increased our income tax receivable to $1.4 million ($1.1 million of which is included in Accounts and Other Receivables in the Condensed Balance Sheet at September 30, 2011). Our remaining deferred tax assets have been fully reserved in both 2011 and 2010 since their ultimate future realization cannot be assured.

In the first nine months of fiscal 2011, we incurred a taxable loss of approximately $13.9 million, primarily because the $30.0 million of revenue recognized for financial reporting purposes from our collaborative agreement with Genzyme was recognized in prior years for income tax accounting purposes. During the nine months ended September 30, 2011, we recognized $43,000 of income tax expense when we trued-up our income tax accounts upon filing our fiscal 2010 income tax returns. In the first nine months of fiscal 2010, we recorded a provision for income taxes of $692,000 to recognize the U.S. Federal alternative minimum tax on our taxable income.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2011 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $10.2 million for the three months ended September 30, 2011 compared to $10.7 million for the third quarter of fiscal 2010.  During the three months ended September 30, 2011, we recognized $10.0 million in revenue from our collaborative agreement with Genzyme and $240,000 from our collaborative agreement with JDRF. Revenues for the three months ended September 30, 2010 consisted primarily of $10.0 million from the Genzyme agreement, $358,000 from our government contract for ARS research and, $210,000 from the JDRF collaboration.

Biosurgery Product Sales

During the three months ended September 30, 2011, we started to expand our sales efforts in our Biosurgery segment, and are now recruiting in-house sales and marketing personnel.  We sell our Biosurgery products both directly and through a group of distributors.  During the three months ended September 30, 2011, we recognized $331,000 in sales of Grafix and Ovation and realized gross profit of $192,000. We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial sales to ramp up slowly until we can build the commercial capabilities that can drive more widespread adoption. Until such time as we determine it to be appropriate, and we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 were $5.0 million as compared to research and development expenses of $5.5 million for the same period of 2010, as follows:

	Three Months Ended September 30,
	2011	2010
	($000)	($000)
Therapeutics	$4,411	$4,639
Biosurgery	607	821

	$5,018	$5,460

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended September 30, 2011 compared to $1.3 million for the corresponding period in fiscal 2010. We incurred $199,000 of general and administrative expenses related to our Biosurgery segment during the three months ended September 30, 2011, compared to $184,000 in the corresponding period of fiscal 2010.

Other Income, Net

Investment income, net, was $26,000 for the three months ended September 30, 2011, compared to $27,000 in the corresponding period in fiscal 2010.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during the third fiscal quarter of either 2011 or 2010.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues from Collaborative Research Licenses & Grants

Revenues from collaborative research licenses and grants were $30.9 million for the nine months ended September 30, 2011 compared to $32.3 million for the first nine months of fiscal 2010.  During the nine months ended September 30, 2011, we recognized $30.0 million in revenue from our collaborative agreement with Genzyme and $720,000 from our collaborative agreement with JDRF. Revenues for the nine months ended September 30, 2010 consisted primarily of $30.0 million from the Genzyme agreement, $1.0 million from our collaboration with JCR Pharmaceuticals, and $630,000 from the JDRF collaboration.

Biosurgery Product Sales

During the nine months ended September 30, 2011, we continued limited commercial sales of wound care products manufactured by our Biosurgery segment and recognized $498,000 in revenue and gross profit of $289,000. We are continuing to distribute a portion of these products for clinical evaluation and expect commercial sales to ramp up slowly until such time as the cost to consumers for these products becomes reimbursable by third party payers, including government health administrative authorities, health insurers, and benefit managers. Until such time as we determine it to be appropriate, and we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Research and Development Expenses

Total research and development expenses for the nine months ended September 30, 2011 were $14.9 million as compared to research and development expenses of $18.5 million for the same period of 2010, as follows:

	Nine Months Ended September 30,
	2011	2010
	($000)	($000)
Therapeutics	$12,520	$15,231
Biosurgery	2,418	3,245

	$14,938	$18,476

The reduction in research and development expenses incurred in our Therapeutics segment during the first nine months of fiscal 2011, when compared to the corresponding period of the prior year, reflects the completion of enrollment in our Phase 3 clinical trials and the associated reduction of treatment site and patient costs.  R&D expenses incurred in our Biosurgery segment during the first nine months of fiscal 2010 include the initial product research and start-up costs, which were not incurred during fiscal 2011.  We continue to invest in research and development in our Biosurgery segment and expect to launch new products in the future.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the nine months ended September 30, 2011 compared to $4.7 million for the corresponding period in fiscal 2010.  During the second fiscal quarter of 2011, we recognized $1.7 million of non cash compensation expense related to the extension of the expiration of a Warrant held by the chairman of our board of directors. The non cash charge for share-based compensation allocated to general and administrative expenses during the nine months ended September 30, 2011 was $2.5 million (including $1.7 million related to the extension of the expiration of the Warrant) as compared to $614,000 for the same period last year. General and administrative expenses for the nine months ended September 30, 2011, net of share-based compensation charges were approximately 3% less than the same expenses for the corresponding period in fiscal 2010.

Other Income, Net

Other income, net, was $80,000 for the nine months ended September 30, 2011, compared to $151,000 in the corresponding period in fiscal 2010.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during the nine months ended September 30 of either 2011 or 2010.

Liquidity and Capital Resources

Liquidity

At September 30, 2011, we had $51.9 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of September 30, 2011 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Nine Months Ended September 30, 2011 and 2010

Net cash used in operating activities for the nine months ended September 30, 2011 was $15.8 million compared to $24.2 million in the corresponding fiscal period of the prior year.  The 2011 net income of $9.8 million was offset by net decreases in working capital, primarily a result of reductions in deferred revenue, which was partially offset by $3.6 million of non-cash expenses.  Net cash used in operating activities during the first nine months of 2010 reflect our net income of $8.7 million, which was offset primarily by reductions in deferred revenue and accounts payables and accrued expenses. Non-cash expenses incurred during the first half of 2010 were $1.8 million.

Cash provided by investing activities during the first nine months of 2011 was $15.7 million compared to $24.3 million in the same period of the prior year.  Cash provided by investing activities during both fiscal periods was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

Cash provided by financing activities during the first nine months of 2011 and 2010 was immaterial, and in both years primarily reflect reductions in restricted cash used to collateralize letters of credits which we use in lieu of security deposits.

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

•                                          the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities; and

•                                          the costs of expanding our work force consistent with expanding our business and operations.

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

Foreign Current Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three and nine months ended September 30, 2011 or 2010, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.         Risk Factors.

We are supplementing the risk factors included in our Annual Report on Form 10-K with the following additional risk factors relating primarily to our Biosurgery segment and biosurgery products.

Risks Related To Our Biosurgery Business — General

We will incur additional operating expenses in connection with the expansion of our Biosurgery segment.

We expect to continue to incur significant operating expenses in connection with our planned expansion of our Biosurgery segment, as we seek to:

•                  develop our network of sales professionals for the distribution of Grafix, Ovation and other biosurgery products;

•                  hire additional manufacturing, quality control, and quality assurance, and management personnel as necessary to expand our manufacturing operations;

•                  expand our manufacturing capacity for our biosurgery products, which will require that we maintain a portion of our space as a Food and Drug Administration, or FDA, compliant and validated product manufacturing facility; and

•                  seek to expand and protect our intellectual property portfolio for our biosurgery products.

In addition, at present, our biosurgery products represent our only commercially available products.  Revenue from these products has been nominal to date.  Our ability to scale up our production capabilities for commercial quantities of these products remains to be proven.  Our costs in marketing and distributing these products will also increase as production increases.

Our biosurgery product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies.  The novel nature of our biosurgery products creates significant challenges in regards to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance. As a result, the development and commercialization pathway for our biosurgery products may be subject to increased uncertainty, as compared to the pathway for more conventional products.

Our biosurgery products represent new approaches that the marketplace may not understand or accept.  The degree of market acceptance of our biosurgery products will depend on a number of factors, including:

•                  the clinical safety and effectiveness of these products and their perceived advantage over alternative methods;

•                  ethical controversies that may arise regarding the use of human tissue of any kind, in the manufacture and sale for profit of our biosurgery products;

•                  our ability to explain clearly and educate others on the use of human placental tissue, to avoid potential confusion with the ethical controversies associated with human embryonic or fetal tissue;

•                  adverse events involving our biosurgery products; and

•                  the cost of our biosurgery products and the reimbursement policies of government and third-party payors.

If the health care community does not accept our biosurgery products for any of the foregoing reasons, or for any other reason, it could affect our sales, having a material adverse effect on our business, financial condition and results of operations.

The successful commercialization of our biosurgery products will depend on obtaining reimbursement from third-party payors.

We intend to sell our biosurgery products initially in the United States, Europe, South America and Asia.  In the United States, the market for any pharmaceutical product is affected by the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies.  Biosurgery products like Grafix and Ovation may be expensive compared with standard therapies, due to the higher cost and complexity associated with the research, development and production, and the complexity associated with distribution of these products, which require special handling and shipment procedures and protocols.  This, in turn, may make it more difficult for us to obtain adequate reimbursement from third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship.  Third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate.

In the countries of Europe and in some other countries, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control.  In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product.  To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compares the cost effectiveness of our products to other available therapies.  Conducting one or more clinical trials would be expensive and result in delays in commercialization of our products. Certain countries may not allow the import, sale or use of our biosurgery products.

Managing and reducing health care costs has been a general concern of federal and state governments in the United States and of foreign governments. Although we do not believe that any recently enacted or presently proposed legislation should impact our biosurgery business, we might be subject to future regulations or other cost-control initiatives that materially restrict the price we receive for our biosurgery products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services, and many limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost control initiatives could decrease the price for products that we may develop, which would result in lower product revenues to us.

Our dependence upon human tissue necessary to produce our biosurgery products may impact our ability to produce these products on a large scale.

Our biosurgery products consist of human tissue provided to us from not-for-profit donor procurement agencies.  Grafix and Ovation are processed from human placental tissue.  While we are not aware of significant supply issues and placental tissue is generally available to us, these organizations may not be able to provide us with sufficient amounts of human tissue to meet the demand, if we are successful in expanding sales of our biosurgery products.

Our biosurgery products are derived from human tissue and therefore have the potential for disease transmission.

The utilization of donated human tissue creates the potential for transmission of communicable disease, including but not limited to human immunodeficiency virus, or HIV, viral hepatitis, syphilis, Creutzfeldt-Jakob disease, or the human form of “mad cow” disease, and other viral, fungal or bacterial pathogens. Although we are required to comply with federal and state regulations intended to prevent communicable disease transmission, and our suppliers of human placental tissue are also required to comply with such regulations in connection with their collection, storage and supply to us:

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

We may not be able to manufacture our biosurgery products in quantities sufficient to expand our market for the products.

We may encounter difficulties in the production of our biosurgery products due to our limited manufacturing capabilities. This difficulty could reduce sales of our products, increase our costs or cause production delays, any of which could damage our reputation and hurt our profitability.  Even if we have access to quantities of human tissue sufficient to allow us otherwise to expand our manufacturing capabilities, we may not be able to produce sufficient quantities of the product at an acceptable cost, or at all.

We are dependent upon third-party suppliers for services and raw materials needed for the manufacture, and we are dependent upon third parties for the distribution of our biosurgery products. If any of these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver will be compromised.

In order to produce our biosurgery products, we require biological media, reagents and other highly specialized materials. This is in addition to the human tissue donations used in the manufacture of our biosurgery products.  These items must be manufactured and supplied to us in sufficient quantities and in compliance with current Good Manufacturing Practices, or cGMP. To meet these requirements, we have supply agreements with firms that manufacture these components to cGMP standards. Our requirements for these items are expected to increase if and when we are successful in expanding our sales of our biosurgery products.

Our product supply chain and manufacturing infrastructure depend on the performance of a number of complex contracts between Osiris on the one hand and our suppliers and distributors on the other. If any of our suppliers, distributors or other business partners cannot or do not perform their contractual obligations, then our production efforts may suffer. If Osiris cannot or does not perform its contractual obligations, then we may be subject to arbitration, mediation or litigation that could have an adverse material effect on Osiris.

In addition, we expect to rely on third parties to distribute our biosurgery products. Proper shipping and distribution requires compliance with specific storage and shipment procedures. For example, our biosurgery products must be placed in a freezer within 72 hours of shipment. Failure to comply with these procedures or the occurrence of inadvertent damage to the shipping container will necessitate return and replacement, potentially resulting in additional cost and causing us to fail to meet supply requirements.

We will compete with others in the marketing and sale of our biosurgery products.  Many of our competitors have greater resources or capabilities than we have, or may already have or will succeed in developing better products or in developing products more quickly than we do, and we may not compete successfully with them.

In the marketplace, we compete or may eventually compete with other companies and organizations that are marketing or developing products competitive with Grafix and Ovation. These include:  Advanced Biohealing, the manufacturer of Dermagraft which competes with Grafix; Organogenesis, the manufacturer of Apligraf which competes with Grafix, and Medtronic, the manufacturer of Infuse (rhBMP-2), which competes with Ovation. In addition to those listed above, we have other potential competitors developing a variety of competing products.

We also face competition in the cell therapy field from academic institutions and governmental agencies. Many of our current and potential competitors have greater financial and human resources than we have, including more experience in research and development and more established sales, marketing and distribution capabilities.

We anticipate that competition in our industry will increase. In addition, the health care industry is characterized by rapid technological change, resulting in new product introductions and other technological advancements. Our competitors may develop and market products that render our current product or any future products non-competitive or otherwise obsolete.

The use of our biosurgery products in humans may expose us to product liability claims, and we may not be able to obtain adequate insurance.

We face a risk of product liability claims.  None of our biosurgery products has been widely used over an extended period of time, and therefore our safety data are limited. We derive the raw materials for manufacturing from human donor sources, the manufacturing process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims.  We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in:

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

Our Biosurgery Products — Risks Related to Intellectual Property

The Company is dependent on its intellectual property rights, and if its intellectual property rights do not issue into enforceable patents, are invalidated by third party attack or are circumvented by others’ scientific innovation, our business could be seriously affected.  As a result, others could compete against us directly, which would harm our biosurgery business and could have a material adverse effect on our financial condition and results of operations.

Our success depends, in large part, on our ability to obtain and maintain intellectual property protection for our products. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. Neither the U.S. Patent and Trademark Office nor the courts has a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents.

The claims of our existing U.S. and foreign patents and those that may issue in the future, or those licensed to us, may not confer on us significant commercial protection against competing products. Third parties may challenge, narrow, invalidate or circumvent any patents we own or may obtain in the future. Our patents on MSC technology, in particular, are quite broad in that they cover mesenchymal stem cells and the therapeutic use thereof. Patents with broad claims tend to be more vulnerable to challenge by other parties than patents with more narrowly written claims. Also, our pending patent applications may not issue, and we may not receive any additional patents. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies.

Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property.  These products are different from our biologic drug candidates in that they do not comprise cultured or manipulated MSCs.  Because FDA approval is generally not required for tissue based products like these, competitors might choose to enter this market and produce a substantially similar product whereby we may not be able to prevent the marketing and sale of any such similar products by others. Should others produce a substantially similar product, we will be subject to increased competition and our potential revenues from sales of these biosurgery products may be limited.

Moreover, like our biologic drug candidates, if our biosurgery products infringe or are alleged to infringe intellectual property rights of third parties, these third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product that is the subject of the suit. Our biosurgery products are subject to many of the same third party infringement risks that our biologic drug candidates are subject to.

If we are unable to protect the confidentiality of our proprietary information and know-how related to our biosurgery products, our competitive position would be impaired and our business, financial condition and results of operations could be adversely affected.

A significant amount of our technology, including our teaching regarding the manufacturing processes of our biosurgery products, is unpatented and is maintained by us as trade secrets. In an effort to protect these trade secrets, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties.  These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached.  For example, a portion of the manufacture of Grafix is protected by trade secrets.  A breach of confidentiality could affect our competitive position.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.  Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets would impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations.

Our Biosurgery Products — Risks Related to Regulatory Approval

Should the FDA decide that Grafix or Ovation, or that any other biosurgery product we may develop, does not meet the appropriate regulatory requirements, we will be required to stop production, which could have a material adverse effect on our business, financial condition and results of operations.

The FDA has developed a tiered, risk-based regulatory framework, which includes criteria for facility management, quality assurance, donor selection, and processing of human cells, tissues, and cellular and tissue based products. We believe that commercial sale of Grafix and Ovation does not require pre-market approval by the FDA because we believe that these products meet the regulatory definition of human cells, tissue, and cellular and tissue-based products, or HCT/Ps. However, should the FDA decide that these products do not meet the regulatory definition of HCT/Ps, we will not be able to produce and sell these products until we obtain FDA approval, which could take years to obtain and which could have a material adverse effect on our business, financial condition and results of operations.

Item 2 .           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            (Removed and Reserved).

Item 5 .           Other Information.

None.

Item 6.            Exhibits.

Exhibit Number	Description of Exhibit

10.1

Master Services Agreement between the Registrant and Prolexys Pharmaceuticals, Inc. entered into on September 9, 2011. (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed by the Registrant with the SEC on September 14, 2011).

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: November 7, 2011	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2011	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)