Form 10-K
period 2011-12-31
OSIRIS THERAPEUTICS, INC.
filed 2012-03-14
CIK 1360886

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Market was approximately $145,302,000.

         The number of shares of the registrant's Common Stock outstanding as of March 10, 2012 is 32,827,521.

Documents Incorporated by Reference:

         Portions of the Registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders (the "Proxy Statement") to be filed no later than 120 days after the close of the fiscal year are incorporated herein by reference in Part III.

OSIRIS THERAPEUTICS, INC.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2011

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

        Forward looking statements reflect management's current views with respect to future events and performance and are based on currently available information and management's assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates (including Prochymal® and Chondrogen™); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if approved, products to meet demand; our costs to comply with governmental regulations; our relationship and potential disagreements or disputes with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for distribution and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our potential products; and results of our scientific research.

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

Company Overview

        We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat medical conditions in the inflammatory, cardiovascular, orthopedic and wound healing markets. We have two business segments, Therapeutics and Biosurgery. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our Biosurgery business, created in 2009 and operating as a separate segment since 2010, works to harness the ability of cells and novel constructs to promote the body's natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians.

        In our Biosurgery business, we currently manufacture, market and distribute Grafix® and Ovation® for tissue repair. In our Therapeutics segment, our pipeline of internally developed biologic drug candidates under evaluation includes Prochymal for inflammatory, autoimmune and cardiovascular indications, as well as Chondrogen for arthritis in the knee. We believe our stem cell therapeutic products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We are a fully integrated company, with capabilities in research, development, manufacturing and distribution of stem cell products.

        We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

        Therapeutics Segment.    Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in clinical trials for a number of indications, including acute graft versus host disease ("GvHD"), Crohn's disease, acute myocardial infarction, type 1 diabetes and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration ("FDA"). Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee.

        In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights.

        The collaboration agreement provides that it will expire upon the completion of all development plans stipulated in the agreement and the expiration of all payment obligations; however, in addition to certain opt out rights, Genzyme may terminate the agreement early and without further obligation at any time, and either party may terminate the agreement due to non-performance, material breach or insolvency.

        In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        In 2007, we also partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008 we were awarded a contract from the United States Department of Defense ("DoD"), to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Since no sale of product occurred prior to July 2010 and no other activities with respect to nuclear terrorism have taken place with Genzyme, the term of this partnership expired, per the agreement, in July 2010.

        Additionally, we have partnered with the Juvenile Diabetes Research Foundation ("JDRF") for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus.

        Our two biologic drug candidates, Prochymal and Chondrogen, utilize human mesenchymal stem cells, also referred to as MSCs. MSCs can selectively differentiate, based on the tissue environment, into various tissue lineages such as bone, muscle, fat, tendon, ligament, cartilage and bone marrow stroma. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring. These characteristics give MSCs the potential to treat a wide variety of medical conditions. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for the following reasons:

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

        Biosurgery Segment.    Our Biosurgery segment seeks to harness the ability of cells and novel constructs to promote the body's natural healing, with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. During the third quarter of 2010, we launched limited commercial distribution of several products developed and manufactured by our Biosurgery segment, including Grafix and Ovation. We intend to build on the success of our first generation implantable product, Osteocel® for regenerating bone in orthopedic indications. Osteocel generated over $40 million of revenue for us before we sold it in 2008 to NuVasive, Inc. for

$85.0 million. Disease targets for Biosurgery products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and various orthopedic conditions. The assets and operations related to Osteocel are reported as discontinued operations in the financial statements included in this Annual Report on Form 10-K for all periods.

        Grafix is a three-dimensional tissue matrix designed for application directly to acute and chronic wounds, including diabetic foot ulcers and burns. Flexible and conformable to complex anatomies, this cellular repair matrix provides a rich source of extracellular matrix, viable endogenous MSCs and epithelial cells, as well as growth factors directly to the site of the wound, protecting the area from inflammation, scarring and infection.

        Ovation is a novel cellular repair matrix designed for use in surgical applications where bone tissue repair is needed. Easily applied to the site of injury, Ovation provides the three essential components of periosteum—collagen matrix, viable endogenous MSCs and key growth factors such as BMPs and VEGF—to enable tissue regeneration.

        Grafix and Ovation are regulated by the FDA under 21CFR Part 1271, Human Cells, Tissues and Cellular and Tissue-based Products ("HCT/Ps"). We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks ("AATB"). Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every lot to demonstrate suitability for transplantation. Our Biosurgery products are all manufactured in our Columbia, Maryland facility. Each lot is tested to confirm viable cell content post thaw.

        We market and distribute both Grafix and Ovation through a network of distributors as well as directly to hospitals and clinics. A significant market for Grafix is chronic wounds, which are primarily treated in the outpatient setting, and to obtain full reimbursement for use in the outpatient setting, a prospective randomized clinical trial comparing the standard of care to Grafix is needed. We have finalized the design for this reimbursement trial and expect to begin enrollment during the first half of fiscal 2012. The study will allow for the collection of data necessary for obtaining coverage from Medicare administrative carriers and private commercial payers.

        We expended approximately $19.2 million in fiscal 2011, $23.5 million in fiscal 2010, and $63.3 million in fiscal 2009, on research and development. In each of the three fiscal years ended December 31, 2011, we recognized $10.0 million of revenue from the Genzyme collaborative agreement. In fiscal 2011, we earned $960,000 from our collaboration with JDRF. In fiscal 2010, we were reimbursed for $471,000 of research and development expenditures through our contract with DoD and earned $1.2 million in funding from JDRF. In fiscal 2009, we were reimbursed for $3.0 million of research and development expenditures through our contract with DoD and earned $1.2 million in funding from JDRF. For more detailed financial information, including information regarding our revenues, profit and loss, and total assets and research and development costs and expenses for the past three fiscal years, including information by segment, as available, see our Financial Statements included in Item 8 to this Annual Report on Form 10-K for fiscal year 2011.

Clinical Programs

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

        Prochymal, our lead biologic drug candidate, is being evaluated in clinical trials for a number of indications including acute GvHD, Crohn's disease, acute myocardial infarction, type 1 diabetes and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is currently designated by the FDA as both an Orphan Drug and Fast Track product.

Prochymal for Treatment-Resistant Acute GvHD

        Acute GvHD is a life threatening immune system reaction in patients who have received a bone marrow transplant that commonly affects one or more of the following organs: skin, gastrointestinal tract, and liver. We estimate that there are approximately 3,000 instances of GvHD in the United States each year.

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

        There are no drugs approved for GvHD. The disease is commonly treated off-label with steroids and other immunosuppressants. Typically, Grade II-IV GvHD is treated aggressively with steroids. A 2001 article published in the journal Blood noted that approximately 50% of these patients will not respond to treatment with steroids and approximately 50-80% of steroid refractory GvHD patients die of the disease.

        GvHD that does not respond to steroids is known as steroid refractory GvHD. A large majority of steroid refractory GvHD patients die within six months. In a Phase 2 trial for treatment refractory GvHD, we enrolled patients that did not respond to treatment with steroids and at least one second line therapy. Of these patients, all responded to treatment with Prochymal, and 59% achieved complete resolution of their disease. Prochymal has been granted Fast Track status by FDA, as well as Orphan Drug status by FDA and the European Medicines Agency, for GvHD.

        The current off-label treatments used to treat acute GvHD are inadequate in two primary ways. First, mortality in patients with acute GvHD who are undergoing current treatments is extremely high. Second, most treatments for acute GvHD suppress or destroy the immune system. This can lead to a number of debilitating side effects, including severe and life threatening infection. Unlike steroids or other immunosuppressant drugs, which have a systemic effect, Prochymal's mechanism of action is designed to specifically target areas of inflammation. Therefore, we believe the use of Prochymal will result in fewer toxicities.

        In May 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children 2 months to 17 years of age, with Grades B-D acute GvHD that have not responded to steroids, are eligible for treatment. Upon completion of enrollment of the Phase 3 trials evaluating Prochymal in adults, we received clearance from the FDA to broaden the expanded access treatment program to include patients 18 to 70 years of age. The expanded access treatment programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

        In September 2009, we announced the results for the two Phase 3 trials evaluating Prochymal in patients with GvHD, as more fully described below. While the trials did not reach significance in their primary endpoints, the studies did reveal several important findings:

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

        In February 2010, we reported the results of a study evaluating Prochymal as a rescue therapy in 59 pediatric patients with severe, treatment-resistant acute GvHD. The trial enrolled patients with Grades B-D acute GvHD who had failed steroids and other immunosuppressive agents. Patients in the study received two intravenous infusions of Prochymal per week for a total of four weeks. Patients who experienced a partial response by day 28 were eligible for continued treatment. GvHD assessments were used in the study to detect improvements in patients treated with Prochymal. At study entry, 88% of children had Grade C/D GvHD, the most severe forms of GvHD and were unresponsive to an average of three lines of therapy. Overall response to treatment with Prochymal at 28 days was 63%. Response to Prochymal at day 28 significantly improved survival over those patients whose GvHD progressed (78% vs. 9%, p<0.05). Patients in the trial were treated at 31 pediatric transplant centers across the U.S., Canada, Europe and New Zealand.

        In July 2010, we announced that the Biologics and Genetic Therapies Directorate of Health Canada, or Health Canada, had completed its initial evaluation and accepted for full review our New Drug Submission of Prochymal for the treatment of pediatric GvHD. We were informed by Health

Canada that the application had been granted Priority Review, shortening the scheduled examination period from 300 to 180 days. Heath Canada also informed us of plans to add Prochymal to its Register of Innovative Drugs, subject to a final review upon approval. This registration would confer eight years of market exclusivity, beginning on the date of Prochymal's approval for commercial sale in Canada. This registration would also generally provide that, during such period of market exclusivity, no submission for a generic version of Prochymal would be approved by Health Canada for GvHD.

        In January 2011, Health Canada requested additional information to support our New Drug Submission ("NDS") for Prochymal as a treatment for pediatric GvHD. The agency determined that the application in its initial form was not in full compliance with the current Canadian Food and Drug Regulations and we were given 90 days to answer certain questions that were raised during the review. We submitted answers to Health Canada's questions in March 2011. In the second quarter of 2011, Health Canada requested additional information surrounding the NDS for Prochymal and had questions regarding post marketing commitments and we filed a complete response to inquiries from the Biologics and Genetic Therapies Directorate of Health Canada in September 2011. Furthermore, Health Canada has indicated that they are enlisting external experts to assist them with the review. We are unable to provide a reliable timeframe for completion of the review. Prochymal has been deemed eligible for Notice of Compliance with Conditions (NOC/c).

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

        The primary endpoint, durable complete response, for the per-protocol population in the Phase 3 trial evaluating Prochymal in steroid-refractory GvHD approached but did not reach statistical significance, with 40% Prochymal patients versus 28% of placebo/standard of care patients achieving a durable complete response. The per-protocol patient population refers to the group of patients that met all of the study protocol requirements, such as inclusion and exclusion criteria. The addition of Prochymal to standard of care significantly improved response in steroid-refractory liver (76% vs. 47%, p=0.03) and gastrointestinal (82% vs. 64%, p=0.03) GvHD. In the sickest patients—those with GvHD affecting all three organs—skin, liver and gastrointestinal tract—treatment with Prochymal resulted in a 63% overall response rate, while none of the placebo-treated patients responded (p<0.05). Pediatric patients receiving Prochymal had an overall response rate of 64% compared to 36% in pediatric patients receiving placebo. In children with steroid-refractory GvHD, Prochymal more than doubled complete response rates (64% vs. 29%) and reduced disease progression by half (21% vs. 43%). Prochymal also demonstrated a positive safety profile relative to placebo.

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

        The Phase 3 trial to evaluate Prochymal as a first line treatment for GvHD is a randomized, double-blind, placebo-controlled study that completed enrollment in 2009 with 192 patients from 52 leading transplant centers across the United States, Canada and Australia. Patients received a total of six infusions during the first four weeks of the study. The majority of patients enrolled in this trial were suffering from skin GvHD, which was well-controlled with steroids, particularly when given at a uniform controlled dose as prescribed in the protocol. The high response rates diminished the potential to detect statistical differences.

Phase 3 Clinical Trial—Biologics Refractory Crohn's Disease.

        Based on clinical observations of the effects of Prochymal on gastrointestinal GvHD, we are developing Prochymal for the treatment of Crohn's disease. Crohn's disease is a chronic condition that results in inflammation of the gastrointestinal tract. We received Fast Track designation from the FDA for the development of Prochymal for patients with moderate to severe biologics refractory Crohn's disease.

        We completed a Phase 2 trial in 2006 studying Prochymal as a treatment for moderate to severe Crohn's disease that is refractory to steroids and other immunosuppressants. Four leading centers in the United States enrolled ten patients for the prospective, randomized, open label trial. Patients with a Crohn's Disease Activity Index, or CDAI, of at least 220, who had previously failed treatment with steroids and other immunosuppressive agents, were given two infusions of Prochymal seven days apart. The average CDAI at baseline was 341 for patients in the study. Patients had suffered from Crohn's disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn's disease prior to study entry. Within 14 days of treatment with Prochymal, one-third of the patients had a reduction of CDAI of greater than 100 points. Mean Inflammatory Bowel Disease Questionnaire, or IBDQ, scores improved significantly from baseline to Day 28 (113 to 146, p=0.008) and one-third of the patients achieved clinical remission of their disease.

        As a result of the positive data from the Phase 2 trial, a Phase 3 trial evaluating Prochymal for the treatment of refractory, moderate to severe Crohn's disease was initiated. The placebo-controlled, double-blind study was designed to enroll 270 patients, 18 to 70 years of age with a CDAI greater than 250. The primary endpoint of this trial is the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. The trial was initiated at approximately 60 leading centers in the U.S. and Canada. In 2009, enrollment was temporarily suspended on account of concerns about the trial design, as discussed below.

        The Crohn's program had initially consisted of two linked trials—one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments for the disease. The primary endpoint for Protocol 603, which initially included a placebo and two Prochymal dose arms, is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal, compared to those patients receiving placebo. For the primary endpoint of disease remission, the CDAI score must fall to below 150. Concerns that the linked trial design was biasing response rates led to the suspension of enrollment. The trial remained blinded following suspension to permit an interim analysis of the 207 patients enrolled. The average CDAI scores at study entry exceeded 350 in all treatment arms, indicating that the patients had very debilitating disease. For the primary endpoint of disease remission, the interim analysis revealed that one dose arm for Prochymal approached statistical significance in the intent to treat ("ITT") population, and reached significance in the per protocol population. These results showed that despite the initial concerns, the difference in response rates between one dose arm of Prochymal and placebo is consistent with the original statistical assumptions of the protocol, and Prochymal significantly outperformed placebo. Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in any of the safety outcomes compared to placebo.

As a result, in April 2010, we announced that we would resume enrollment in our Phase 3 Crohn's disease trial.

        The decision to resume enrollment was made following discussions with the FDA about the results of the interim analysis. Enrollment is now ongoing with the best-performing Prochymal dose arm and the placebo arm, according to the pre-specified, adaptive trial design. The trial has been repowered to compensate for the statistical penalty incurred by the interim analysis. The follow-on maintenance trial (Protocol 610) has been discontinued to remove the potential bias due to trial design. Nevertheless, for those subjects enrolled in its companion Protocol 603 trial, we decided to evaluate the safety in subjects with active Crohn's disease who are resistant to standard Crohn's disease therapies in an open-label re-treatment trial with Prochymal (Protocol 611).

Phase 2 Clinical Trial—Acute Myocardial Infarction.

        Prochymal is also being evaluated as a therapy to improve heart function in patients who have suffered a heart attack. A heart attack, or acute myocardial infarction, ("AMI"), occurs when coronary arteries become blocked with fatty deposits, depriving the heart muscle of oxygen and nutrients. Based on statistics published in 2005 by the American Stroke Association and the American Heart Association, approximately 700,000 individuals in the United States each year experience their first heart attack. According to these same statistics, approximately 20% of these patients suffer extensive damage to their heart muscle leading to heart failure within six years. Furthermore, we believe the statistics indicate that despite improvements in the standard of care, this progression from myocardial infarction to heart failure remains largely unavoidable in patients with AMIs.

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

        In preclinical studies, Prochymal selectively targeted the damaged area of the heart when a single infusion was administered. These studies also indicated that Prochymal has the effect of retarding or stopping the progression of further cardiac tissue deterioration and limiting the damage caused by an AMI. Significant improvements in cardiac function as demonstrated by increased ejection fraction, reduced end diastolic pressures, and reduced wall stress were observed eight to ten weeks after administration of Prochymal. A preclinical study was performed to determine if an intravenous infusion of MSCs following myocardial infarction would result in an improvement in cardiac function. Significant improvement in cardiac function as indicated by left ventricular ejection fraction ("LVEF") was observed three months after infarct in those animals receiving intravenous delivery of MSCs compared to control animals. MSCs were detected in the damaged area of the heart muscle of Prochymal treated animals, but not in the remote, undamaged regions.

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

        In March 2007, we reported six-month results in this trial. Heart attack patients receiving Prochymal had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Administration of Prochymal was found to be well tolerated at all dose levels. Patients in the Prochymal group were four times less likely to experience an arrhythmic event compared to those receiving placebo (9% vs. 37%, p=0.025). The percentage of patients who experienced clinically significant premature ventricular contraction was significantly less after receiving Prochymal as compared to placebo at the one month (6% vs. 32%, p<0.05) and two month (9% vs. 38%, p<0.05) time points. Patients with anterior wall myocardial infarctions had a statistically significant 7.0 point (24%) improvement in ejection fraction at three months and a 7.3 point (25%) improvement at six months over baseline (p<0.05). In comparison, placebo patients in this group did not have a significant increase in ejection fraction. Patients receiving Prochymal had significantly improved pulmonary function as measured by improvement in FEV1% predicted values (17 point Prochymal vs. 6 point placebo, p<0.05). FEV1 or forced expired volume in one second is the amount of air that can be exhaled in a patient's first second of expiration. Comparing the patient's FEV1 reading with normal predicted values (FEV1% predicted) provides a measure of the severity of pulmonary disease. Significantly more patients who received Prochymal experienced improvement in their overall condition at six months as compared to those receiving placebo (42% vs. 11%, p=0.027).

        In February 2008, we reported one-year results in the Phase 1 trial. The trial continued to demonstrate Prochymal's strong safety profile as well as continued statistically significant improvement in heart function. One year magnetic resonance imaging ("MRI") data on LVEF was showed patients treated with Prochymal had a statistically significant 5.2 point increase over baseline (p=0.021). Patients receiving placebo showed only a 1.8 point improvement over baseline, which was not statistically significant. Patients with more severe myocardial infarction, defined as a baseline LVEF of 45% or less, demonstrated even greater effects. The Prochymal treatment group showed a 6.5 point improvement one year post-treatment, compared to a 1.9 point increase in the placebo group.

        Data from the final two-year time point was reported in February 2009 and indicated a continuing benefit from treatment with Prochymal. The trial met its primary endpoint demonstrating the safety of Prochymal in the acute myocardial infarction setting. Patients receiving Prochymal continued to experience fewer adverse events than that of placebo (8 vs. 11 per patient). During the trial, patients receiving Prochymal experienced fewer arrhythmias as compared to patients receiving placebo. This effect was maintained for the duration of the study, with 47.4% of placebo patients experiencing cardiac arrhythmia compared to only 11.8% of Prochymal patients (p=0.006). Ventricular arrhythmias are associated with tissue damage and scar formation in the heart resulting from infarction and can be a sign of poorer prognosis. For patients with severe myocardial infarction, defined as a baseline LVEF of 45% or less, greater effects were observed. The Prochymal group showed a significant 9.5 point improvement over baseline two years post-treatment (p<0.05). This compares favorably to the 3.1 point increase observed for the placebo group. No serious adverse events were attributed to Prochymal, and all-cause hospitalizations trended lower in the Prochymal group (38.2%) as compared to the placebo group (47.4%).

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

Phase 2 Clinical Trial—Early Onset Type 1 Diabetes Mellitus.

        We are also investigating Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. Type 1 diabetes, commonly known as juvenile diabetes or insulin-dependent diabetes, is an autoimmune disorder that attacks and destroys insulin producing islet cells in the pancreas causing glucose accumulation. As a result, those suffering from type 1 diabetes must take insulin to regulate blood sugar levels. Over time, poorly controlled diabetes can lead to serious health conditions, including heart disease, stroke, blindness, amputations, kidney disease and nerve damage. Both animal and human bone marrow-derived MSCs have been shown to preserve islet cell function in animal models of diabetes. We believe that based upon their mechanism of action, MSCs may home to the pancreas and inhibit the local immune and inflammatory responses, preventing the destruction of pancreatic islets.

        In October 2007, we reported the initiation of a Phase 2 trial evaluating Prochymal in conjunction with standard of care in preserving insulin production in patients aged 12 to 35 years. Patients must have been diagnosed with type 1 diabetes mellitus within 2 to 20 weeks of enrollment. Patients in the double-blind, placebo-controlled study received three intravenous infusions of Prochymal over the course of sixty days. The primary efficacy endpoint is the amount of C-peptide produced during a Mixed Meal Tolerance Test at one year. This test is frequently used in diabetic patients to determine how much insulin is being produced by the pancreas in response to glucose stimulation. The patients in the trial will be followed for two years. In early 2010, enrollment was completed with a total of 63 patients.

        We entered into a collaborative agreement with the Juvenile Diabetes Research Foundation, or JDRF, for this study. Under this agreement, the JDRF committed to fund $4.0 million of clinical study costs contingent upon us meeting specific milestones. We achieved all of the contingent milestones as of December 31, 2010 and have received full payment from the JDRF. In January 2012, we provided an update on this first-of-its-kind trial, conducted in partnership with JDRF, and the interim assessment at one year showed that systemic infusions of Prochymal were well-tolerated in this unique population. There were no differences in adverse event rates between the Prochymal and placebo groups. Importantly, no patients experienced a reaction to the infusions despite the cells being unrelated to the recipient, unmatched, and used without immunosuppression. No significant differences in the rates of disease progression, as measured by stimulated C-peptide levels at the one year time point, have been observed. However there was a trend towards fewer hypoglycemic events for patients treated with Prochymal as compared to controls. The patients will be followed for another year (for a total of two years), after which time a complete analysis of the data will be conducted.

Phase 2 Clinical Trial—Chronic Obstructive Pulmonary Disease.

        Enrollment in the 62-patient Phase 2 clinical trial evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving pulmonary function in patients with moderate to severe Chronic Obstructive Pulmonary Disease, or COPD, was completed in the second half of 2008. Patients in the double-blind, placebo-controlled study were randomized to either Prochymal or placebo at a 1:1 ratio and received 4 infusions over the course of 90 days. Measurements used in the trial to detect potential improvements in subjects treated with Prochymal include pulmonary function tests, exercise capability, systemic inflammation and quality of life assessments. In addition, exacerbations and hospitalizations due to COPD were monitored. Patients were evaluated over the course of two years.

        The trial met its primary goal of demonstrating the safety of Prochymal in patients with compromised pulmonary function. Prochymal significantly decreased systemic inflammation in patients when compared to those receiving placebo, as determined by C-reactive protein at 6 months. Despite this reduction in inflammation, however, pulmonary function in patients receiving Prochymal was not significantly improved compared to those receiving placebo.

Phase 3 Development—Animal Rule—Acute Radiation Syndrome.

        In 2007, we partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from DoD for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome ("ARS"). We have completed work on the first phase of the DoD contract in fiscal 2010 and are not pursuing any further contracts on nuclear countermeasures. Our agreement with Genzyme for nuclear countermeasures expired in July 2010, in accordance with the terms of that contract.

Chondrogen

        Chondrogen is our biologic drug candidate for knee repair. Chondrogen, a preparation of adult MSCs formulated for direct injection into the knee, regenerated meniscus and prevented osteoarthritis in animal models. As described further below, we completed a Phase 1/2 clinical trial for Chondrogen, designed to evaluate the safety and preliminary efficacy in patients following surgery to remove torn meniscus. The current standard of care for significant injuries to the meniscus is partial meniscectomy surgery, in which the damaged portion of the meniscus is permanently removed. As noted in a 1999 article in the journal Sports Medicine, patients after meniscectomy are 10 to 15 times more likely to develop osteoarthritis, a highly debilitating orthopedic condition. As a result, a significant medical need exists for a product that can prevent cartilage degeneration.

        In the randomized double-blind, placebo-controlled Phase 1/2 clinical trial evaluating Chondrogen, 55 patients received one of two doses of Chondrogen or vehicle control. At one-year, 23.5% of patients in the 50 × 106 cells Chondrogen arm had at least a 15% meniscal volume increase on MRI, compared to no patients in the placebo group (p=0.04). At one-year, the data showed improvements in joint condition that correlated with a clinically and statistically significant improvement in pain in patients with osteoarthritis ("OA") who received Chondrogen as compared to those treated with the control, hyaluronic acid ("HA"). The effects were dose dependent and maintained through two-years. The two-year follow-up also showed that Chondrogen continued to demonstrate a positive safety profile. Chondrogen was well tolerated and was not associated with serious adverse events. Also, it did not result in any adverse hematological events nor in the formation of any abnormal or ectopic tissue. No safety concerns were observed in the long term 5-year safety follow-up.

        In stem cell studies requiring patient-reported outcomes, such as our Chondrogen studies, high placebo rates have been observed. We have seen similar effects in our Crohn's disease studies. We continue to evaluate ways to overcome or compensate for this elevated placebo rate. We will initiate our next clinical trials in this field once better techniques or outcomes are available to control for the placebo effect.

Scientific Background

        Stem cells are a special class of cells that can self-replicate and differentiate into multiple tissue types. Different populations of stem cells, also called progenitor or precursor cells, reside within the body. These cells are generally classified according to their differentiation potential, or ability to become distinct cell types. Embryonic stem cells ("ESCs") are recognized as being totipotent, or unlimited, in terms of the number of different cell types they can become. Other stem cells are either multipotent, meaning capable of becoming two or more cell types, or unipotent, meaning preprogrammed for a single final cell type. Multipotent stem cells include the hematopoietic stem cells ("HSCs") responsible for generating cells associated with the circulatory and immune systems, MSCs responsible for the formation of connective tissue cells, and neuronal stem cells dedicated to producing the different nervous system cell types. Stem cells participate in embryological and fetal development and orchestrate tissue repair following disease or injury in the adult. Though the precise mechanism of their activity has not yet been determined, experimental work has provided empirical evidence of the therapeutic benefit of various types of stem cells administered to animal and human subjects.

        The ESC has the greatest differentiation potential and is capable of developing into all cell types found within the human body. ESCs must be harvested from human embryos, giving rise to ethical controversies surrounding the procurement of ESCs, which have hindered progress in ESC research. Also, technical difficulties in purifying and growing ESCs and safety concerns have prevented widespread clinical evaluation.

        In adults, two major classes of stem cells exist in bone marrow: HSCs and MSCs. Throughout life, HSCs, located within the bone marrow give rise to most types of blood cells. HSC transplantation has served as the basis for a number of aggressive treatments for various types of cancer. However, therapies based on HSCs are largely limited to hematological disorders because HSCs can only differentiate into blood cells.

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

        Stem cells can be derived from either the patient, referred to as an autologous source, or from a donor, referred to as an allogeneic source. For many cell therapies, allogeneic sourcing is not possible due to the immune response that typically occurs following the injection of unrelated cells. The non-immunogenic nature of MSCs permits allogeneic cell sourcing and carries significant advantages over autologous sourcing. Allogeneic cell sourcing from a healthy donor population allows for specific quality control measures to select therapeutically optimal stem cells. For example, if a patient's cells are of poor quality due to advanced age, disease or metabolic state, the resulting product will likely be of similarly poor quality. We believe that allogeneic sources used in large scale production will enable us to utilize quality control practices to ensure that product potency is reproducible from treatment to treatment. We have developed quality standards for our biologic drug candidates, including potency assays relevant to the specific indication. No patients participating in our clinical trials have experienced an adverse immune response due to Prochymal.

Strategy

        We are striving to be the first company to receive marketing approval of a stem cell drug and to become the world's leading provider of stem cell therapies.

        Successfully commercialize our lead stem cell therapy, Prochymal.    We completed enrollment of the first worldwide Phase 3 stem cell clinical trial in the fourth quarter of 2008, enrolling 244 patients at 72 leading bone marrow transplant centers across the United States, Canada, United Kingdom, Spain, Italy, Australia, Germany and Switzerland. Assuming marketing approval, we plan to develop a sales and marketing organization to promote Prochymal initially for the treatment of the orphan indication of refractory GvHD. Based on the small number of hospitals performing bone marrow transplants and treating patients with GvHD and the lack of effective treatments for this population, we believe we can successfully market Prochymal with a small, highly trained sales force.

        Promote market acceptance and share of Grafix and Ovation and expand our pipeline of other Biosurgery products.    We intend to continue to promote our Biosurgery products through marketing and distribution efforts, and to conduct clinical trials necessary to procure third party reimbursement for outpatient procedures using these products. We also intend to identify new Biosurgery products or additional applications for our current products.

        Expand our pipeline of biologic drug candidates where our stem cell technology has a therapeutic potential.    We are continuously investing in our biologic drug candidate pipeline by evaluating our therapies in additional diseases and disorders where we believe MSCs may have therapeutic benefit. This will allow us to maintain our position as a leader in cellular therapeutics.

        Exploit our MSC technology, manufacturing ability and proprietary know-how to advance our pipeline.    We intend to leverage our preclinical research, safety data and manufacturing ability to grow our biologic drug candidate pipeline. Because we utilize MSCs as the active agent for all of our biologic drug candidates, we believe the accumulated safety data will reduce the time and cost associated with early stage clinical trials for new indications.

        Internally develop and commercialize future biologic drug candidates and novel tissue products.    We believe that we have the requisite experience to develop and commercialize any future biologic drug candidates without the help of a strategic partner if necessary or determine it to be the preferred strategy. Due to our experience with Osteocel and our current pipeline candidates, we believe we have gained the clinical, regulatory, manufacturing and commercial capabilities to successfully develop and commercialize biologic drug candidates and novel tissue products.

Collaborations

Genzyme Corporation—Collaboration Agreements

Prochymal and Chondrogen Development and Commercialization

        In October 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the right to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was provided the exclusive right to commercialize the treatments in all other countries, except with respect to GvHD in Japan where JCR Pharmaceuticals Co., Ltd. has these rights.

        In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        The Collaboration Agreement also provided for upfront non-contingent, non-refundable payments to us of $130.0 million ($75.0 million of which was received in November 2008 and $55.0 million of which was received in July 2009). This collaboration agreement also provided for contingent milestone payments to us of up to $1.25 billion, in addition to royalties on any sales by Genzyme. Termination of the collaborative agreement would mean that we no longer have the opportunity to earn these contingent payments.

Prochymal Development to Treat Acute Radiation Syndrome

        In July 2007, we entered into an agreement with Genzyme for collaboration in the preparation and execution of development and purchase agreements with United States and Allied government agencies for countermeasures to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from DoD for the development and stockpiling of Prochymal for the treatment of ARS. During the three years ended December 31, 2010, DoD has paid us $6.0 million in connection with this contract. We are not presently pursuing other government contracts in partnership with Genzyme. Since no sale of product occurred prior to July 2010 and no other activities with respect to nuclear terrorism have taken place, the term of this agreement with Genzyme expired in July 2010.

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

        The license agreement provided for a payment by JCR to us of an up-front license fee of $3.0 million and payment of an additional $0.5 million upon a certain technology transfer. We received a $0.5 million milestone payment in 2007 when JCR filed an Investigational New Drug ("IND") application in Japan. We also received a $1.0 million milestone payment in the first quarter of 2010 when JCR commenced a pivotal trial in Japan. In addition, if and when marketing approval is obtained in Japan, JCR is required to pay up to $5.5 million in additional pre-commercialization milestones per product and certain amounts for pre-determined thresholds of cumulative net sales. Lastly, JCR has an obligation to pay royalties to us, with such amount dependent upon the cumulative net sales.

        Under the terms of the collaborative arrangement, JCR bears all costs associated with bringing the drug to market in Japan. JCR is obligated to use its reasonable best efforts to develop and commercialize in Japan products covered under the terms of the license, including conducting clinical trials and procuring regulatory and other approvals. The license expires with respect to specific products on the later of 15 years from the date of the first sale of the product in Japan or the date on which our last patent in Japan covering that product expires. Also, the license and the collaboration can be terminated unilaterally by JCR upon 180 days notice to us or by mutual agreement between us and JCR.

        In conjunction with this collaboration, JCR made a $3.0 million investment in our preferred stock, which converted at the closing of our initial public offering into 136,363 shares of our common stock.

Intellectual Property

        Our broad intellectual property portfolio originates from our pioneering scientific efforts. We have established a considerable patent position in adult stem cell technology and actively seek to protect proprietary technologies that we consider important to our business, including compositions of matter as well as methods of manufacture and methods of use. We believe that one particularly strong aspect of our patent estate is a claim that relates to the isolated mesenchymal stem cell regardless of its origin, type of expansion or ultimate use. Other layers of our patent protection relate to the application of our stem cell technologies to various organs (e.g. heart, lungs) and therapeutic areas (e.g. autoimmune disorders, inflammatory disorders) among others. Additionally, we own IP related to purified compositions of MSCs and the methods that we believe are necessary to manufacture a safe product. We currently own or have exclusive licenses to 46 issued U.S. patents. Foreign counterparts to these patents, including composition of matter claims, have been granted, and we own or hold licenses to 145 issued patents in Europe, Canada, Australia and other countries. The patents and patent licenses included in our portfolio address, among other things, composition of matter, methods of use, and methods of manufacture of mesenchymal stem cells. We aggressively pursue our patent portfolio, and have 31 additional U.S. patent applications and 85 foreign patent applications pending. We are also committed to protecting our intellectual property position by continuously monitoring the competitive landscape and are prepared to act aggressively in the event that our market position is threatened by an infringing product.

        For most of our biologic drug candidates, we rely on multiple patents in combination. The following provides a description of some of our key patents and is not intended to represent an assessment of claims limitations or scope. Each of the following patents is assigned to Osiris or licensed with a conveyance of all substantial rights as described below. For the issued U.S. patents referred to below, there are corresponding applications that allow us to pursue patents in other countries, some of which have been issued. These foreign patents have expiration dates ranging from 2012 to 2019.

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

        Patent life determination depends on the date of filing of the application and other factors promulgated under patent law and regulatory laws including, for example, the United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act. The patent term restoration period is generally one-half the time between the effective date of an Investigational New Drug Application or IND and the submission date of a New Drug Application ("NDA") or Biologics License Application ("BLA"), plus the time between the submission date of an NDA or BLA and the approval of the drug. Only the earliest patent applicable to an approved drug is eligible for the extension. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension. Where appropriate and when eligible, we expect to apply for patent term extensions in an effort to bolster market exclusivity beyond nominal patent expiration dates.

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

        We have been manufacturing MSCs for over thirteen years. The first material manufactured in-house was released in 1999. Since that time manufacturing has continued to expand to support our clinical trials. The current manufacturing process utilizes cell factories, a closed system of surfaces on which the cells adhere, for stem cell expansion. We have developed this technology into a reproducible process that can be scaled up and transferred to additional sites. A second manufacturing site was successfully qualified in 2003. In addition, JCR Pharmaceuticals, our partner in Japan, has successfully implemented our manufacturing technology in Japan. We and our contract manufacturers believe that we perform all of our manufacturing activities in compliance with the FDA's current Good Manufacturing Practice requirements.

        Our manufacturing process begins with the collection of bone marrow aspirate from qualified volunteer donors, 18-30 years of age. Prior to donation, these individuals are screened and tested for a battery of diseases including HIV and hepatitis according to the FDA's donor suitability guidance. We purchase bone marrow aspirate from commercial sources. Since the MSC is extremely rare, accounting for only one in every 100,000 cells in bone marrow, an initial purification process is required. Upon arrival at our facilities, MSCs are isolated and selectively removed from the bone marrow through a multi-step process. A beneficial feature of our stem cells is that they adhere to the surface of the cell factory and the other remaining cell populations that do not adhere are removed in processing. Our stem cells are then expanded, harvested, packaged and cryopreserved as an in-process intermediate, and we conduct a second battery of quality testing. Each packaged intermediate is further expanded and formulated to produce the final product. Sterility and other extensive quality testing completes the process. This well-defined process has allowed for the development of a supply chain where material specifications have been established and vendors have been qualified.

        The final product has been configured to allow for ease of storage, distribution and use in the clinic. We ultimately expect the product will be provided in ready-to-use patient dose quantities, shipped frozen from the distribution center, and stored in the freezer at the clinic or hospital.

Production of Grafix and Ovation

        Grafix and Ovation are novel cellular repair matrices derived from human placental tissue, and provide the essential components needed for repair and regeneration—extracellular matrix, viable endogenous MSCs and a replenishing source of growth factors—without the need for autografting. Unlike our biologic drug candidates, the stem cells and cellular matrix used in Grafix and Ovation are obtained from tissue donors. Additionally, the production of our Biosurgery products differs from the production of our biologic drug candidates in numerous other ways, including that the cells are not expanded.

        We contract with tissue recovery agencies for our Biosurgery products source tissue. Once an initial qualification of the donor is performed the tissue is sent to our processing center overnight. The agencies also compile the donor medical records, collect medical and social history, and collect samples for serological testing. These agencies operate on a fee for service basis. We intend to enter into contracts with additional tissue recovery agencies in the future in order to fulfill expected product demand.

        The processing of our Biosurgery products is in many ways more like the process of organ donation than standard tissue processing. This is because it is essential that the stem cells contained within these products are kept in a living, healthy state. We overcome this challenge through a proprietary process that is designed to maintain the integrity of the material, particularly the stem cells. Following completion of this process as well as quality control testing and quality assurance review, the Biosurgery product is released for distribution.

Production of Osteocel

        In July 2008, we sold our Osteocel business to NuVasive, Inc. and concurrently entered into a Manufacturing Agreement under which we continued to manufacture Osteocel for the exclusive sale to NuVasive through March 2009. We do not presently have any further obligations to NuVasive.

        Osteocel is a matrix of viable cancellous bone containing primary or unexpanded MSCs. Unlike our biologic drug candidates, the stem cells and cancellous bone used in Osteocel are obtained from organ and tissue donors. Additionally, the production of Osteocel is different from our biologic drug candidates in that it contains tissue matrix and does not feature the expansion of MSCs.

Sales, Marketing and Distribution

Therapeutic Drug Candidates

        Although some uncertainty persists as a result of the current status of our collaboration with Genzyme, we currently intend to self-commercialize all of our biologic drug candidates upon regulatory agency approval through the creation of sales and marketing capabilities in existing and new indications. We have also entered into a collaborative arrangement with JCR Pharmaceuticals Co., Ltd. for the distribution of Prochymal for GvHD in Japan following marketing approval.

        Our biologic drug candidates are stored at -135 degrees Celsius or lower. Generally, we do not believe this will pose a significant problem for end-users as most sophisticated hospitals and medical centers have freezers with these storage capabilities readily available. However, some facilities may not have this type of storage available and this may limit distribution. In an effort to mitigate this, we are performing studies to store the product at higher temperatures.

Biosurgery Products

        We currently intend to continue to self-commercialize all of our Biosurgery products through the efforts of focused direct distribution and marketing staff, and through a growing network of distributors. Our marketing of Grafix is targeted at facilities caring for burn and chronic wound patients in the United States. The most rapid adoption for Grafix has been for the treatment of burns and severe wounds in an inpatient hospital environment. We are initiating efforts to obtain the reimbursement codes necessary for third party reimbursement in an outpatient setting. Once reimbursement codes are obtained, we anticipate that Grafix will be more widely adopted for treatment of chronic wounds, including diabetic foot ulcers.

        Our marketing of Ovation is targeted to orthopedic surgeons and neurosurgeons practicing in the United States. The most rapid adoption to date has been for spinal fusion procedures. We may consider entering into strategic partnerships with device or other orthopedic distributors because this field is so broad that this may be the most efficient way to maximize product distribution.

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

        Many of the companies competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining regulatory approvals of products, and marketing and selling those products. Accordingly, our competitors may succeed in more rapidly obtaining approval for products and achieving widespread market acceptance. If we obtain necessary regulatory approval and commence significant commercial distribution of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited commercial-scale experience.

        Our two biologic drug candidates, if approved, would compete with marketed products and other future biologic drug candidates. For each of our clinical-stage biologic drug candidates, the primary competitors include:

  •
  Prochymal.  If approved, Prochymal will likely be the first drug indicated for the treatment of acute GvHD. The competitive landscape in Crohn's disease is more crowded and, if approved, Prochymal will compete with Johnson & Johnson's Remicade®, Abbott's HUMIRA®, Biogen's Tysabri® and UCB's Cimzia®.

  •
  Chondrogen.  If approved, Chondrogen will compete with pain relievers such as acetaminophen, nonsteroidal anti-inflammatory drugs and intra-articular injection of corticosteroid or hyaluronic acid. However, none of these pain relievers have proven disease modification, which is one of the goals of the Chondrogen development program.

        We also compete with other companies and organizations that are marketing products competitive with Grafix and Ovation. These include Advanced Biohealing, the manufacturer of Dermagraft which competes with Grafix; Organogenesis, the manufacturer of Apligraf, which competes with Grafix , and Medtronic, the manufacturer of Infuse (rhBMP-2), which competes with Ovation. In addition to those listed, there are other potential competitors developing a variety of competing products.

        We may face competition in the future from other companies that are researching and developing stem cell therapies. We are aware of many companies working in this area, including: Aastrom Biosciences, Advanced Cell Technology, Aldagen, Inc., Athersys, Cellerant Therapeutics, Cellerix SA, Cognate Therapeutics, Cytori Therapeutics, Gamida Cell, Mesoblast, MultiCell Technologies, Theradigm, Pluristem Therapeutics, Inc. and StemCells.

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

Government Regulation

        Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture, commercialization and reimbursement of our products and services. Certain products we develop will require marketing approval, or licensure, by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration, or FDA, and similar regulatory authorities in other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record keeping related to such products and their marketing. State, local and other authorities may also regulate pharmaceutical manufacturing facilities. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

Regulatory Approval Process

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

  •
  submission to the FDA of an IND application or equivalent application in other territories, which must become effective before clinical testing in humans can begin;

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

  •
  submission of a BLA to the FDA, a NDS to Health Canada, or an equivalent thereof in other territories, for marketing that includes adequate results of preclinical testing and clinical trials;

  •
  review of the marketing application in order to determine, among other things, whether the product is safe, and effective for its intended use; and

  •
  obtaining regulatory approval of the product, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale of the pharmaceutical agent.

        Typically, clinical testing involves a three-phase process, although the phases may overlap. In Phase 1, clinical trials are conducted with a small number of healthy volunteers or patients and are designed to provide information about product safety and to evaluate the pattern of drug distribution and metabolism within the body. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In some cases, an initial trial is conducted in diseased patients to assess both preliminary efficacy and preliminary safety and patterns of drug metabolism and distribution, in which case it is referred to as a Phase 1/2 trial. Phase 3 clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency. Often an agency will require Phase 4 or post-marketing trials to collect additional data about the drug on the market. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. An agency may, at its discretion, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit to the patient.

        Upon review of a BLA or NDS or equivalent, the regulatory authority may grant marketing authorization, request additional clinical data or deny approval if the agency determines that the application does not satisfy its approval criteria. Review of a marketing application typically takes one to three years, but may last longer, especially if the agency asks for more information or clarification of information already provided. Further clinical trials may be required to gain approval to promote the use of the product for any additional indications. Such additional indications are obtained through the approval of supplemental applications.

        The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act ("PDUFA") and its amendments. PDUFA also imposes an annual product fee for prescription drugs and biologics ($65,030), and an annual establishment fee ($392,700) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated solely as orphan drugs. If a contract manufacturer is used, the contract manufacturer is responsible for the establishment fee.

        Before approving a marketing application, all facilities and manufacturing techniques used for the manufacture of products must comply with applicable FDA regulations governing cGMP. In the United States, a local field division of the FDA is responsible for completing this inspection and for providing a recommendation for or against approval. This effort is intended to assure appropriate facility and process design in order to avoid potentially lengthy delays in product approvals due to inspection deficiencies. Similarly, before approving a new drug or biologics application, the FDA may also conduct pre-licensing inspection of a company, its contract research organizations and/or its clinical trial sites to ensure that clinical, safety, quality control and other regulated activities are compliant with GCP. To assure such cGMP and GCP compliance, the applicants must incur significant time and cost and put forth significant effort in the areas of training, record keeping, production, and quality control. Following approval, the manufacture, holding, and distribution of a product requires the continued allocation of significant resources to maintain full compliance in these areas.

        After regulatory approval has been obtained, the agency will typically require post-marketing reporting to monitor potential side effects of the drug. Further studies may be required to provide additional data on the product's risks, benefits, and optimal use, and will be required to gain approval for the use of the product as a treatment for clinical indications other than those for which the product was initially tested. Results of post-marketing programs may limit or expand the further marketing of the product. Further, if there are any modifications to the drug, including changes in indication, labeling, or a change in the manufacturing process or manufacturing facility, a supplement may be required.

        Additionally, once a drug product has been authorized to enter commercial distribution, numerous additional regulatory requirements apply. These include, among others, cGMPs; labeling regulations; the FDA's general prohibition against promoting drug products for unapproved or off-label uses; and adverse event reporting regulations, which require that manufacturers report if their drug may have caused or contributed to a death or serious injury. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. drug regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, refunds, recalls or seizures of products (which would result in the cessation or reduction of production volume), total or partial suspension of production, withdrawals or suspensions of current product applications, and criminal prosecution. Adverse drug reactions related to a drug product in any existing or future markets could cause regulatory authorities to withdraw market approval for such product.

Fast Track and Orphan Drug Designations

        Congress enacted the Food and Drug Administration Modernization Act of 1997 in part to ensure the availability of safe and effective drugs, biologics, and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. This designation assures access to FDA personnel for consultation throughout the development process and provides an opportunity to request priority review of a marketing application providing an expedited six-month review timeline. During the first quarter of 2005, the FDA designated Prochymal as a Fast Track product for the treatment of GvHD. Prochymal also received Fast Track designation from the FDA in January 2007 for the treatment of refractory Crohn's disease. We cannot predict whether this designation will impact the timing or likelihood of FDA approval of Prochymal.

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

Human Cellular and Tissue-Based Product

        Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient is regulated by the FDA as human cells, tissues, and cellular and tissue-based product, or HCT/Ps. Our Biosurgery products are regulated as 361 HCT/Ps and not as biologics or drugs. HCT/Ps are regulated differently from drug or biologic products due to the fact they are minimally manipulated tissues intended for homologous use in the patient's body, are not combined with a drug, device or biologic, and do not have systemic or metabolic effects on the body. The FDA does not require premarket approval for HCT/Ps, however, it does require strict adherence to federally mandated cGTP regulations. These regulations are analogous to the GMP regulations described above in terms of manufacturing standards. In addition, the FDA's regulations include other requirements to prevent the introduction, transmission and spread of communicable disease. The FDA's regulations require tissue establishments to register and list their HCT/Ps with the FDA and to evaluate donors through screening and testing.

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

        HIPAA does not preempt, or override, state privacy laws that provide even more protection for individuals' health information. These laws' requirements could further complicate our ability to obtain necessary research data from our collaborators. In addition, certain state privacy and genetic testing laws may directly regulate our research activities, affecting the manner in which we use and disclose individuals' health information, potentially increasing our cost of doing business, and exposing us to liability claims. In addition, patients and research collaborators may have contractual rights that further limit our ability to use and disclose individually identifiable health information. Any claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Foreign Regulation

        We expect to have to obtain approval for the manufacturing and marketing of each of our products from regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, may involve additional preclinical testing and clinical trials, and the time required may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, this applies only to certain specific medicinal product categories. Each European country may impose certain of its own procedures and requirements in addition to those requirements set out in the appropriate legislation, many of which could be time-consuming and expensive.

Employees

        As of December 31, 2011, our headcount was 54 full-time and three part-time employees. Of this total, 26 were engaged in research and development and clinical trials for our Therapeutics segment, 19 were engaged in research, development and manufacturing activities in our Biosurgery segment, and 12 were engaged in administration, finance, sales and marketing, and facilities. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential or proprietary information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any work stoppages.

Executive Officers of the Registrant

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
C. Randal Mills, Ph.D.	40	President and Chief Executive Officer (since July 2004)	Dr. Mills is also a member of the Board of Directors. Prior to joining Osiris, Dr. Mills was an executive officer of RTI Biologics, Inc. (NASDAQ—RTIX). Dr. Mills served in several leadership positions at RTI from its formation in 1998 until 2004, including Vice President of Business Development and Vice President of Operation and R&D, and is credited with several key initiatives, including the development and commercialization of RTI's core technology, BioCleanse®.

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Stephen W. Potter	55	Senior Vice President of Operations and Business Development (since February 2011)

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

Lode Debrabandere, Ph.D.	46	Senior Vice President, Therapeutics (since July 2006)

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

Michelle LeRoux Williams, Ph.D.	37	Chief Scientific Officer (since May 2007)

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

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Philip R. Jacoby, Jr.	59	Chief Financial Officer, Treasurer and Corporate Secretary (since October 2005)

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

        Until fiscal 2009, we incurred losses in each year since our inception, and may incur additional losses over the next several years. As of December 31, 2011, we had an accumulated deficit of $232.3 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

        We expect to continue to incur significant operating expenses in the foreseeable future as we seek to:

  •
  complete our Phase 3 clinical trials for Prochymal for Crohn's disease;

  •
  complete our Phase 2 clinical trial for Prochymal for cardiac indications, and, if supported by the Phase 2 clinical trial, initiate Phase 3 clinical trials;

  •
  resolve uncertainties regarding the status of the Genzyme collaboration agreement;

  •
  enlarge our work force consistent with expanding our business and operations and distribution of our Biosurgery products and if approved for sale, our biological drug candidates;

  •
  maintain, expand and protect our intellectual property portfolio; and

  •
  add operational, financial, accounting, facilities engineering and information systems personnel, consistent with expanding our operations.

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

        We are currently evaluating the potential of our stem cell therapies to treat diseases. We have not yet proven in clinical trials that our stem cell therapies will be a safe and effective treatment for any disease to the satisfaction of a regulatory agency. Our stem cell therapies are susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their marketing approval or commercial use. If the potential of our stem cell therapies to treat disease is not realized, the value of our technology and our development programs could be significantly reduced. Because our biologic drug candidates are based on MSCs, any negative developments regarding the therapeutic potential or side effects of MSCs could have a material adverse effect on our business, financial condition and results of operations.

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

There are no approved treatments for some of the disease indications we are pursuing. This could complicate and delay approval of our biologic drug candidates.

        There are no drugs or therapies currently approved with stated indications for the treatment of steroid refractory GvHD. As a result, the clinical efficacy endpoints, or the criteria to measure the intended results of treatment, for our biologic drug candidate Prochymal for the treatment of GvHD may be difficult to determine. In addition, patients battling GvHD and who, therefore, are candidates for treatment with Prochymal, are typically very ill as a result of an underlying genetic or oncologic condition. Due to the graveness of their underlying disease and the very serious complications and disorders that often accompany acute GvHD, many of these patients will die from causes other than GvHD prior to the completion of the study even if their GvHD responds favorably to treatment with Prochymal.

        There are also no drugs or therapies currently approved with stated indications for the repair of heart muscle following heart attack. As a result, the clinical endpoints for our biologic drug candidate Prochymal for cardiac indications may be difficult to determine. In the case of Prochymal for the treatment of Crohn's disease, there are other products approved for the treatment of this disease, so it is expected that the clinical efficacy endpoints for Prochymal for this indication will be established by comparison with these already approved treatments. In order to obtain regulatory approval for any indication, we will have to demonstrate, among other things, that our biologic drug candidate is safe and effective for that indication. The results of our clinical trials must be statistically significant, meaning that there must be sufficient data to indicate that it is unlikely the outcome occurred by chance. These challenges may prevent us from developing and commercializing products on a timely or profitable basis, or at all.

Our biologic drug candidates and biosurgery products represent new classes of therapy that the marketplace may not understand or accept.

        Even if we successfully develop and obtain regulatory approval for our biologic drug candidates, the market may not understand or accept them. We are developing biologic drug candidates that represent novel treatments and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The novel nature of our biosurgery products creates significant challenges in regards to product development and optimization, manufacturing, government regulation, and third-party reimbursement. As a result, the development pathway for our biosurgery products may be subject to increased scrutiny, as compared to the pathway for more conventional products. The degree of market acceptance of any of our developed and potential products will depend on a number of factors, including:

  •
  the clinical safety and effectiveness of our products and their perceived advantage over alternative treatment methods;

  •
  our ability to demonstrate that Prochymal can have a clinically significant effect, initially on treatment resistant acute GvHD, and then also the other indications for which we seek approval;

  •
  our ability to differentiate ourselves from the ethical controversies associated with stem cell drug candidates derived from human embryonic tissue;

  •
  our ability to explain clearly and educate others on the use of human placental tissue, to avoid potential confusion with the ethical controversies associated with human fetal tissue;

  •
  ethical controversies that may arise regarding the use of stem cells or human tissue of any kind, including adult stem cells, adult bone marrow and other adult tissues derived from donors in the manufacture and distribution for profit of our products;

  •
  adverse reactions involving our biologic drug candidates, our biosurgery products or the products or product candidates of others that are stem cell based;

  •
  our ability to supply a sufficient amount of our product to meet regular and repeated demand in order to develop a core group of medical professionals familiar with and committed to the use of our products; and

  •
  the cost of our products such as Prochymal and the reimbursement policies of government and third-party payors.

        If the health care community does not accept our potential products for any of the foregoing reasons, or for any other reason, it could affect our sales, having a material adverse effect on our business, financial condition and results of operations.

The successful commercialization of our biologic drug candidates, or any of our other potential stem cell therapeutics, as well as the distribution of our biosurgery products, will depend on obtaining reimbursement from third-party payors.

        If we successfully develop and obtain necessary regulatory approvals, we or our collaborators expect to distribute our biologic drug candidates initially in the United States and Canada. We intend to redistribute our biosurgery products initially in the United States. In the United States, the market for any pharmaceutical product is affected by the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. Stem cell therapies like Prochymal and biosurgery products like Grafix and Ovation may have high higher costs or fees associated with them compared with standard pharmaceuticals, due to the higher cost and complexity associated with -their -research, development and production, the small size and large geographic diversity of the target patient population for some indications, and the complexity associated with distribution of stem cell therapies—and biosurgery products—which require special handling, storage and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. For example, patients battling GvHD and who, therefore, are candidates for treatment with Prochymal, are typically very ill as a result of an underlying genetic or oncologic condition. Because these patients have a low probability of survival (whether or not their GvHD is successfully treated), third-party payors may resist reimbursing the cost of treatment.

        In the countries of Europe and in some other countries, the pricing of prescription pharmaceutical products and services and the level of government reimbursement are subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct one or more clinical trials that compares the cost effectiveness of our products to other available therapies. Conducting one or more clinical trials would be expensive and result in delays in commercialization of our products. Certain countries may not allow the import, sale or use of our products.

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

        The population of acceptable bone marrow donors is limited to volunteers between the ages of 18 and 30. In addition, potential donors are prescreened for a variety of health conditions and are only allowed to donate bone marrow a total of six times in their lifetime, limiting the number of donations. The amount of bone marrow donated may be insufficient for us to mass produce our biologic drug candidates. In addition, the expansion of MSCs through our proprietary manufacturing methods utilizes biologic growth media which may be in limited supply. Future government regulation or health concerns may also reduce the number of donors or otherwise limit the amount of bone marrow available to us. We may not be able to secure quantities of bone marrow or biologic growth media sufficient to meet the manufacturing demands.

Our dependence upon human tissue necessary to produce our biosurgery products may impact our ability to produce these products on a large scale.

        Our biosurgery products consist of human tissue provided to us from not-for-profit donor procurement agencies. Grafix and Ovation are processed from human placental tissue. While we are not aware of significant supply issues and placental tissue is generally available to us, these organizations may not be able to provide us with sufficient amounts of human tissue to meet the demand, if we are successful in expanding distribution efforts for our biosurgery products.

Our biologic drug candidates are derived from human bone marrow sources and our biosurgery products are derived from human tissue and therefore both have the potential for disease transmission.

        The utilization of donated bone marrow and human tissue creates the potential for transmission of communicable disease, including but not limited to human immunodeficiency virus ("HIV") viral hepatitis, syphilis, Creutzfeldt-Jakob disease, or the human form of "mad cow" disease, and other viral, fungal or bacterial pathogens. Although we are required to comply with federal and state regulations intended to prevent communicable disease transmission, and our suppliers of adult human bone and bone marrow are also required to comply with such regulations in connection with their collection, storage and supply to us:

  •
  we or our suppliers may fail to comply with such regulations;

  •
  even with compliance, our products might nevertheless be viewed by the public as being associated with transmission of disease; and

  •
  a patient that contracts an infectious disease might assert that the use of our products resulted in disease transmission, even if the patient became infected through another source.

        Any actual or alleged transmission of communicable disease could result in patient claims, litigation, distraction of management's attention and potentially increased expenses. Further, any failure in screening, whether by us or other manufacturers of similar products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products. As a result, such actions or claims, whether or not directed at us, could have a material adverse effect on our reputation with our customers and our ability to distribute our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to manufacture our biologic drug candidates in quantities sufficient for later stage clinical studies or for commercial sale.

        If we successfully obtain marketing approval for one of our biologic drug candidates, we may not be able to produce sufficient quantities of the product at an acceptable cost. Commercial-scale production of therapies made from live human MSCs involves production in small batches and strict adherence to complex manufacturing and storage protocols and procedures. Our biologic drug candidates are inherently more difficult to manufacture at commercial-scale than chemical pharmaceuticals, which are manufactured using precise chemical formulations and operational methods.

We may not be able to manufacture our biosurgery products in sufficient quantities to expand our market for the products.

        We may encounter difficulties in the production of our biosurgery products due to our limited manufacturing capabilities. This difficulty could reduce redistribution efforts of our products, increase our distribution costs or cause production delays, any of which could damage our reputation and effect our operations. Even if we have access to quantities of human tissue sufficient to allow us otherwise to expand our manufacturing capabilities, we may not be able to produce sufficient quantities of the product at an acceptable cost, or at all.

We use third-party collaborators to help us develop and commercialize our products, and our ability to commercialize such products may be impaired or delayed if collaborations are unsuccessful.

        We have arrangements in place with third-party collaborators as a means to help us with research and development efforts or marketing and distribution.

        For example, we have a collaboration with JCR Pharmaceuticals Co., Ltd. granting to JCR an exclusive right to Prochymal for the treatment of GvHD in Japan. In addition, in October 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen.

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

Sanofi recently issued a press release stating that it is "discontinuing" its project with Prochymal for GvHD, which we are treating as a termination of our collaboration agreement for the development and commercialization of Prochymal and Chondrogen in the United States and Canada; however, Sanofi has advised us that it disagrees with our position.

        In October 2008, we entered into a Collaboration Agreement with Genzyme, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under this collaboration agreement, Genzyme paid to us non-contingent, non-refundable cash payments totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related oh the subject biologic drug candidates. In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        Our alternatives include proceeding with the development and commercialization of Prochymal on our own, or entering into additional collaborations in the future, assuming in either case that we are not prohibited from doing so by Genzyme. We may instead be required to continue our collaboration with Genzyme. Termination of our Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen will render us ineligible to receive contingent milestone payments to us of up to $1.25 billion provided for thereunder, in addition to royalties on any sales of Prochymal by Genzyme outside of the US, Canada and Japan.

        We depend on current and any future collaborators in performing their responsibilities in connection with the relevant collaboration. If we need to undertake these efforts on our own and at our own expense, or find other collaborators, it could substantially increase our cash requirements. We may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all. This may limit the programs we are able to pursue and result in significant delays in the development, sale and manufacture of our products, and may have a material adverse effect on our business.

We are currently dependent upon third-parties for services and raw materials needed for the manufacture of our biologic drug candidates and our biosurgery products, and if these are successfully used, may become dependent, or in the case of our biosurgery products, are dependent, upon third-parties for their distribution. If any of these third parties fail or are unable to perform in a timely manner, our ability to manufacture and deliver could be compromised.

        In order to produce our biologic drug candidates for use in clinical studies, to produce our biosurgery products, and to produce any of our biologic drug candidates that may be approved for commercial sale, we require biological media, reagents and other highly specialized materials. This is in addition to the bone marrow aspirate used in the manufacture of our biologic drug candidates and the human tissue donations used to manufacture our biosurgery products. These items must be manufactured and supplied to us in sufficient quantities and in compliance with cGMP. To meet these requirements, we have entered into supply agreements with firms that manufacture these components to cGMP standards. Our requirements for these items are expected to increase if and when we transition to the manufacture of commercial quantities of our biologic drug candidates.

        In the case of our biologic drug candidates, as we proceed with our clinical trial efforts, we must be able to demonstrate to the FDA that we can manufacture our biologic drug candidates with consistent characteristics. Accordingly, we are materially dependent on these suppliers for supply of cGMP-grade components of consistent quality. Our ability to complete ongoing clinical trials may be negatively affected in the event that we are forced to seek and validate a replacement source for any of these critical components. If we are not able to obtain adequate supplies of these items of consistent quality from our third-party suppliers, it will also be more difficult to manufacture commercial quantities of our biologic drug candidates that are approved for commercial sale.

        If commercial sale of our biologic drug candidates is approved we expect to rely on third parties to sell or redistribute those products. The same expectation is true with respect to our Biosurgery segment. Proper shipping and distribution requires compliance with specific storage and shipment procedures. Failure to comply with these procedures or the occurrence of inadvertent damage to the shipping container will necessitate return and replacement, potentially resulting in additional cost and causing us to fail to meet supply requirements.

Use of third-party manufacturers may increase the risk that we will not have adequate quantities of our biosurgery products or our biologic drug candidates.

        Our biosurgery product supply chain and manufacturing infrastructure depend on the performance of a number of complex contracts between us on the one hand and our suppliers and redistributors on the other. If any of our suppliers, distributors or other business partners cannot or do not perform their contractual obligations, then our production efforts may suffer. If we cannot or do not perform our contractual obligations, then we may be subject to arbitration, mediation or litigation that could have an adverse material effect on us.

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

        We lease approximately 61,203 square feet of space in Columbia, Maryland that houses essentially all of our corporate operations. Currently, we maintain insurance coverage totaling $20.7 million against damage to our property and equipment, an additional $5.0 million to cover business interruption and extra expenses, and $6.0 million to cover R&D restoration expenses. If we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

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

        We may obtain stem cells from volunteer adult bone marrow donors from non-profit organizations that collect and process tissue donations. Bone marrow donors receive payment, but ethical concerns have been raised by some about the use of donated human tissue in a for-profit setting

        Future adverse events in the field of stem cell therapy or changes in public policy could also result in greater governmental regulation of our biologic drug candidates and potential regulatory delays relating to their testing or approval.

We will compete with other companies in the marketing and redistribution of our biosurgery products and we may eventually compete with other companies in the marketing and sale of our biologic drug candidates. Many of these competitors have greater resources or capabilities than we have, or may succeed in developing better products or in developing products more quickly than we do, and we may not compete successfully with them.

        In the marketplace, we compete or may eventually compete with other companies and organizations that are marketing or developing products competitive with Grafix and Ovation and therapies for our targeted disease indications, based on traditional pharmaceutical, medical device or other, non-cellular therapy and technologies. These include for our biosurgery products: Advanced Biohealing, the manufacturer of Dermagraft which competes with Grafix; Organogenesis, the manufacturer of Apligraf which competes with Grafix, and Medtronic, the manufacturer of Infuse (rhBMP-2), which competes with Ovation. These include for our biologic drug candidates: Novartis, the manufacturer of Neoral® for the prevention of organ rejection in transplant patients, which would compete with Prochymal for the treatment of GvHD; and Johnson & Johnson, the manufacturer of Remicade®, and Abbott, the manufacturer of Humira®, which would compete with Prochymal for the treatment of Crohn's disease. In addition to those listed above, we have other potential competitors developing a variety of therapeutics.

        We also face competition in the cell therapy field from academic institutions and governmental agencies. Many of our current and potential competitors have greater financial and human resources than we have, including more experience in research and development and more established marketing and distribution capabilities.

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

The use of our stem cell therapies and biosurgery products in human subjects may expose us to product liability claims, and we may not be able to obtain adequate insurance.

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

Our long term business prospects will depend significantly on the success of our biologic drug candidates business.

        Although we expect to continue to manufacture tissue based surgical biologic products in the future, our biologic drug candidate business will likely be the primary focus of our company. Our long term business prospects will, therefore, be dependent largely on the success of our biologic drug candidate business. This business is based on novel technologies and involves significant risks and challenges in regards to product development and optimization, manufacturing, government regulation, intellectual property, third-party reimbursement and market acceptance, among the other risks disclosed by us.

We will incur additional operating expenses in connection with the expansion of our Biosurgery segment.

        We expect to continue to incur significant operating expenses in connection with our planned expansion of our Biosurgery segment, as we seek to:

  •
  develop our distribution network of professionals for the distribution of Grafix, Ovation and other biosurgery products;

  •
  hire additional manufacturing, quality control, and quality assurance, and management personnel as necessary to expand our manufacturing operations;

  •
  expand our manufacturing capacity for our biosurgery products, which will require that we maintain a portion of our space as a Food FDA compliant and validated product manufacturing facility; and

  •
  seek to expand and protect our intellectual property portfolio for our biosurgery products.

        In addition, at present, our biosurgery products represent our only publicly available products. Our redistribution fees from these products have been low to date. Our ability to scale up our production capabilities for larger quantities of these products remains to be proven. Our costs in marketing and distributing these products will also increase as production increases.

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

        There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference and reexamination proceedings declared by the United States Patent and Trademark Office and opposition proceedings before the patent offices for other countries (e.g. the European Patent Office) or similar adversarial proceedings, regarding intellectual property rights with respect to our products and technology. For example, a patent that was granted to us in Europe for human mesenchymal stem cells in the cardiac context was opposed in the European Patent Office by two different companies. In 2008 we prevailed in an opposition before the European Patent Office against one patent related to the cardiac indications of Prochymal. Though we were successful in that particular case, the outcome of any future patent controversies is uncertain. For example, we are currently a party to a patent opposition before the European Patent Office regarding one patent claiming Chondrogen; this process is in an early stage of the opposition proceedings and the ultimate result cannot be predicted at this time with any reasonable degree of certainty. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and, as a result, on our business, financial condition and results of operations. To the extent that our employees, consultants or contractors use intellectual property owned by others, disputes may arise as to the rights related to or resulting from the use of such intellectual property.

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

We are dependent on our intellectual property rights, and if our intellectual property rights do not issue into enforceable patents, are invalidated by third party attack or are circumvented by others' scientific innovation, our business could be seriously affected. As a result, others could compete against us directly, which would harm our business and could have a material adverse effect on our financial condition and results of operations.

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

Given our patent position in regard to our biosurgey products, if we are unable to protect the confidentiality of our proprietary information and know-how related to these products, our competitive position would be impaired and our business, financial condition and results of operations could be adversely affected.

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

        Our biosurgery products are different from our biologic drug candidates in that they do not comprise cultured or manipulated MSCs. Because FDA approval is generally not required for tissue based products like these, competitors might choose to enter this market and produce a substantially similar product whereby we may not be able to prevent the marketing and distribution of any such similar products by others. Should others produce a substantially similar product, we will be subject to increased competition and our potential revenues from redistribution of these biosurgery products may be limited.

        Moreover, like our biologic drug candidates, if our biosurgery products infringe or are alleged to infringe intellectual property rights of third parties, these third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or redistribution of the product that is the subject of the suit. Our biosurgery products are subject to many of the same third party infringement risks that our biologic drug candidates are subject to.

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

        In order to generate sales revenue from our biologic drug candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate that our biologic drug candidates are safe and effective and obtain required regulatory approvals. Our early stage biologic drug candidates may fail to perform as we expect. Moreover, our biologic drug candidates in later stages of development may fail to show the desired safety and efficacy traits despite having progressed successfully through preclinical or initial clinical testing. We will need to devote significant additional research and development, financial resources and personnel to develop commercially viable products and obtain the necessary regulatory approvals

        If our biologic drug candidates are not deemed safe and efficacious, we will not obtain the required regulatory approvals. If we fail to obtain such approvals, we may not generate sufficient revenues to continue our business operations.

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

        To obtain marketing approvals in the United States for our biologic drug candidate products, for instance, we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA that the biologic drug candidate is safe and effective for each disease for which we seek approval. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to demonstrate adequately that MSCs are safe, effective and potent for use in humans. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we or the FDA could stop our trials before completion. Some participants in our biologic drug candidate clinical trials have experienced serious adverse events, seven of which have been determined to be possibly related to MSCs and one of which has been determined to be probably related. A serious adverse event is an event that results in significant medical consequences, such as hospitalization, disability or death, and must be reported to the FDA. We cannot assure you that safety concerns regarding MSCs will not develop.

        The pathway to regulatory approval for biologic drug candidates comprising MSCs may be more complex and lengthy than for approval of a new conventional drug. Similarly, to obtain approval to market our stem cell products outside of the United States, we, together with our collaborative partners, will need to submit clinical data concerning our products and receive regulatory approval from governmental agencies, which in certain countries includes approval of the price we intend to charge for our product. We may encounter delays or rejections if changes occur in regulatory agency policies during the period in which we develop a biologic drug candidate or during the period required for review of any application for regulatory agency approval. If we are not able to obtain regulatory approvals for use of our biologic drug candidates under development, we will not be able to commercialize such products, and therefore may not be able to generate sufficient revenues to support our business.

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

        Even if approved for commercial sale, it is likely that Prochymal will receive conditional approval by a regulatory agency, and we will be required to conduct Phase 4 clinical trials to obtain full approval. Even if we obtain full approval of a product, that approval is subject to limitations on the indicated uses for which we can market it. After granting marketing approval, regulatory agencies continue to review and inspect marketed products, manufacturers and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay marketing approval of our products.

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

        The FDA has developed a tiered, risk-based regulatory framework, which includes criteria for facility management, quality assurance, donor selection, and processing of human cells, tissues, and cellular and tissue based products. We believe that commercial sale of Grafix and Ovation does not require pre-market approval by the FDA because we believe that these products meet the regulatory definition of human cells, tissue, and cellular and tissue-based products, or HCT/Ps. However, should the FDA decide that these products do not meet the regulatory definition of HCT/Ps, we will not be able to produce and redistribute these products until we obtain FDA approval, which could take years to obtain and which could have a material adverse effect on our business, financial condition and results of operations.

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

        Certain provisions of Maryland General Corporation Law (MGCL) and of our Maryland charter and Maryland bylaws contain provisions that may make it more difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These include, but are not limited to, the following:

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

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 51% of our outstanding common stock as of March 1, 2012. Included among this 51%, Peter Friedli, the Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 43% of our outstanding common stock as of March 1, 2012. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B.    Unresolved Staff Comments.

        Not Applicable.

ITEM 2.    Properties.

        Our corporate headquarters are located in Columbia, Maryland, where we lease approximately 61,000 square feet, currently at a rent of approximately $1.3 million per annum. This lease expires in July 2016, and includes options to extend the term of the lease for two additional five year periods.

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

	2011		2010
	High	High	High	Low
Quarter Ended
March 31	$8.10	$5.97	$9.24	$6.95
June 30	8.02	6.32	8.20	5.39
September 30	8.39	4.39	8.15	5.63
December 31	5.66	4.12	8.58	6.36

Stockholders

        As of March 7, 2012, there were approximately 181 stockholders of record of our common stock and, according to our estimates, approximately 4,575 beneficial owners of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

        There were no issuances of unregistered securities during fiscal 2011.

Issuer Purchase of Equity Securities and Use of Proceeds

        There were no repurchases by us of our securities during fiscal 2011 or 2010.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated herein by reference to the information contained in the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenue from collaborative research agreements, government contracts, and royalties	$41,140	$43,021	$44,533	$10,044	$2,048
Gross profit on biosurgery products	732	121	—	—	—
Operating expenses:
Research and development	19,156	23,501	63,266	69,897	47,140
General and administrative and other expenses	7,881	6,450	8,807	8,586	6,071

Total operating expenses	27,037	29,951	72,073	78,483	53,211

Income (loss) from operations	14,835	13,191	(27,540)	(68,439)	(51,163)
Other income (expense), net	100	175	1,277	(978)	(6,695)

Income (loss) from continuing operations, before income taxes	14,935	13,366	(26,263)	(69,417)	(57,858)
Income tax (expense) benefit	(43)	(241)	2,699	—	—

Income (loss) from continuing operations	14,892	13,125	(23,564)	(69,417)	(57,858)
Income from discontinued operations, net of income taxes	—	—	38,136	35,925	3,937

Net income (loss)	$14,892	$13,125	$14,572	$(33,492)	$(53,921)

Basic and diluted net income (loss) per share from continuing operations	$0.45	$0.40	$(0.72)	$(2.18)	$(2.03)

Basic and diluted net income (loss) per share	$0.45	$0.40	$0.45	$(1.05)	$(1.89)

Weighted average shares of common stock used in computing basic net income (loss) per share	32,820	32,784	32,742	31,895	28,489

Weighted average shares of common stock used in computing diluted net income (loss) per share	33,118	33,097	32,742	31,895	28,489

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and investments available for sale	$47,265	$67,608	$100,715	$62,238	$18,164
Working capital(1)	43,393	27,423	52,362	70,599	7,247
Total assets	54,273	77,784	107,596	137,467	37,041
Notes payable, less current portion	—	—	—	—	1,200
Accumulated deficit	(232,327)	(247,219)	(260,344)	(274,916)	(241,424)
Total stockholders' equity (deficit)	45,818	27,457	12,560	(5,020)	14,336

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

        The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2011 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "Item 8. Financial Statements and Supplementary Data."

Business Overview

        We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat medical conditions in the inflammatory, cardiovascular, orthopedic and wound healing markets. We currently market and distribute Grafix and Ovation for tissue repair. Our pipeline of internally developed biologic drug candidates under evaluation includes Prochymal for inflammatory, autoimmune and cardiovascular indications, as well as Chondrogen for arthritis in the knee. We believe our stem cell products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation.

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

        We believe cellular therapies have certain advantages over traditional medical approaches. For example, cell therapies can be targeted, avoiding many of the safety complications arising from systemic treatments. Cell therapies can also be responsive to their environment, turning on or off certain effects as conditions in the surrounding tissue change. Cell therapies can also be multifaceted. For example, the cells in Prochymal, our leading biologic drug candidate, have demonstrated the ability to not only downregulate inflammation, but also to promote repair of the damage caused by the inflammation.

        We believe the combination of these unique properties will allow us to solve many of the more challenging questions facing medicine today. We have established ourselves as the leader in the emerging field of cell therapy. We are an industry leader in the field, having developed the first commercially available stem cell product.

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries, including 46 U.S. and 145 foreign patents owned or licensed. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for at least the following reasons:

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

        In April 2008, we committed to a plan to sell our assets related to Osteocel, a product that we had produced and marketed since July 2005, for regenerating bone in orthopedic indications. On May 8, 2008, we entered into an agreement to sell our entire Osteocel and Osteocel XO product line to NuVasive, Inc. The first of two scheduled closings in connection with this transaction, the "technology assets closing", occurred on July 24, 2008, at which time we received an initial payment of $35.0 million. The second and final closing, the "manufacturing assets closing," occurred on April 9, 2009. As of December 31, 2009, we had received the full $85.0 million proceeds from the sale of our

Osteocel business. As a result, all of the activities related to our Osteocel product line have been reported as "discontinued operations" in the accompanying financial statements.

        In the third fiscal quarter of 2009, we created our Biosurgery segment focused on developing, manufacturing and distributing high-end biologic products for use in surgical procedures. We commenced the manufacturing of our first biologic product of the Biosurgery segment in the first quarter of 2010 and launched the product for limited commercial distribution and evaluation during third quarter of fiscal 2010. We recognized sales of $183,000 during 2010 and $1.3 million during fiscal 2011.

Financial Operations Overview

Revenue

        In 2008, we entered into a Collaboration Agreement with Genzyme, then an independent and now a Sanofi company ("Genzyme"), for the development and commercialization of Prochymal and Chondrogen. Under the Collaboration Agreement we received non-contingent, non-refundable up front payments of $130.0 million, and are entitled to receive contingent milestone payments and royalties in the event of sales by Genzyme thereunder. This Collaboration Agreement has multiple deliverables, and consistent with our accounting policy for such transactions, we amortize these amounts into revenue on a straight-line basis over the estimated completion period of the deliverables, which extend through the first quarter of 2012. We recognized $40.0 million of revenue in each of fiscal 2011, 2010 and 2009 related to this agreement.

        In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In the first quarter of 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD will provide funding to us, and if we are successful in obtaining FDA approval for acute radiation syndrome, the contract provides for the purchase of up to 20,000 doses of Prochymal, at $10,000 per dose. Under the terms of this contract, we recognized $470,000 in revenue in fiscal 2010, and $2.9 million in revenue in fiscal 2009.

        In prior years, we have entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2011, we had achieved all $4.0 million of the milestones available under the contract and recognized the entire funding as revenue. In fiscal 2011, we recognized $960,000 in revenue, in fiscal 2010, we received the final $500,000 milestone and recognized $1.2 million in revenue. We received $1.5 million in milestone payments from JDRF in fiscal 2009 and recognized $1.2 million in revenue.

        In 2003, we entered into an agreement with JCR Pharmaceuticals, granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan. During the first quarter of 2010, we achieved a $1.0 million milestone from JCR for development progress in Japan. The collaboration with JCR also provides for additional milestone payments of up to $5.5 million for regulatory and sales milestones, as well as royalty payments on sales of the drug in Japan.

Research and Development Costs

        Our research and development costs consist of expenses incurred in identifying, developing and testing biologic drug candidates and biologic tissue based products. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, costs of facilities, and the costs of manufacturing clinical batches of biologic drug candidates, quality control supplies and material to expand biologic drug candidates.

        Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through December 31, 2011, we incurred aggregate research and development costs of approximately $410 million.

        Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Therefore, it was not possible to allocate internal R&D costs on either a project-by-project or product-by-product basis in 2009.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During fiscal 2011, we incurred $15.8 million of research and development costs in our Therapeutics segment and $3.3 million in our Biosurgery segment. For 2010, our total research and development costs were $19.1 million for our Therapeutics segment and $4.4 million for our Biosurgery segment. As described above, we do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs on a project basis. During fiscal 2011, we incurred $6.3 million in external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs on our acute myocardial infarction clinical trial, $1.4 million on our Refractory Crohn's disease clinical trial, $830,000 on Treatment-resistant GvHD and $400,000 on smaller projects. For 2010, our external research and development costs, were approximately $2.8 million for Prochymal to treat first line and steroid refractory acute GvHD, $905,000 for Prochymal to treat Crohn's disease, $4.1 million for Prochymal to repair heart tissue following a heart attack, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $225,000 for smaller projects.

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

Income Taxes

        Until fiscal 2010, we have not recognized any net deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $80.9 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income from the upfront fees we received from Genzyme Corporation is required to be recognized over several years from 2008 through 2012 for financial statement reporting purposes. For income tax purposes, the income was required to be fully recognized in 2009 and 2010. This resulted in our releasing $3.2 million of the valuation allowance on our net deferred tax assets in fiscal

2010. We recognized $1.0 million of the resulting deferred tax asset in 2011, and expect to recognize the remaining $2.2 million deferred tax asset in 2012.

        In fiscal 2010, we recorded a provision for income taxes to recognize the U.S. Federal alternative minimum tax on our taxable income. In fiscal 2011, we recorded a provision for income taxes of $43,000 to recognize a true-up of the 2010 payables account that was identified when we filed our 2010 Federal income tax return. The effective tax rate of .3%, as compared to a U.S. statutory rate of 35%, reflects this adjustment. We do not expect to be subject to the U.S. Federal alternative minimum tax in fiscal 2011. The tax provision for 2010 reflects an effective tax rate for continuing operations of 1.8% compared to a U.S. statutory tax rate of 35%. The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2010, which is almost entirely offset by a release of valuation allowance discussed above.

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. Under this agreement, Genzyme paid to us non-contingent, non-refundable cash payments totaling $130.0 million. The agreement provided

Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. We have evaluated the deliverables related to these payments, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through January 2012. Accordingly, we recognized $40.0 million of revenue in each of the years ended December 31, 2011, 2010 and 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $3.3 million of current deferred revenue as of December 31, 2011.

        In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract during the first quarter of 2008. Contract revenue is recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized approximately $470,000, and $3.0 million in revenue from the DoD contract during 2010, and 2009, respectively. We did not work on nuclear countermeasures during fiscal 2011 and are not pursuing any additional government contracts for this indication. Our agreement with Genzyme for nuclear countermeasures expired, in accordance with the terms of the contract in fiscal 2010.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are earned. As of December 31, 2011, we had achieved all $4.0 million of the contingent milestones under the contract, and we have recognized all $4.0 million as revenue. We began amortizing the each payment as it was received, resulting in $960,000 of revenue during fiscal 2011 and $1.2 million of revenue during both 2010 and 2009 under the agreement with JDRF.

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

        We also earn royalties on the sale of human mesenchymal stem cells sold for research purposes and recognize the revenue on these sales as the sales are made. Revenues include approximately $65,000 of royalty revenue during fiscal 2011 and $300,000 during each of the years 2010 and 2009.

        In the third quarter of 2009, we created a new Biosurgery segment, focused on developing high-end biologic products for use in surgical procedures. We commenced manufacturing our first Biosurgery product during the first quarter of 2010 and began distributing the product only for initial clinical evaluation. We launched the product for limited commercial distribution in the third quarter of 2010 and have recognized revenues of $183,000 during fiscal 2010. During fiscal 2011, we recognized $1.3 million of Biosurgery revenue.

        Legal title passes to the customers when the product leaves our shipping dock and we recognize revenue upon shipping the product. Due to the nature of the products and the manufacturing process, we do not allow refunds or returns.

Investments Available for Sale and Other Comprehensive Income

        Investments available for sale consist primarily of marketable securities with maturities less than one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as investment income, a component of "Other income (expense), net".

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

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We consider receivables outstanding more than 45-days to be past due. As of December 31, 2011 and 2010, there was no allowance for doubtful accounts related to accounts receivable, as we believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. We have incurred bad debt expense of $3,000 related to our Biosurgery operations during fiscal 2011 and no bad debts expense during the two years ended December 31, 2010.

Inventory

        We commenced limited distribution of our Biosurgery products during the third quarter of 2010, and began carrying inventory on our balance sheet thereafter. Inventory consists of raw materials, biologic products in process, and products available for distribution. We determine our inventory values using the first-in, first-out method. Inventory is valued at the lower of cost or market, and excludes units that we anticipate distributing for clinical evaluation.

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

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the fiscal years 2011, 2010 or 2009.

Research and Development Costs

        We expense internal and external research and development ("R&D") costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

        Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Therefore, it is not possible to allocate internal R&D costs on either a project-by-project or product-by-product basis in 2009.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During fiscal 2011, our total research and development expenses were $15.8 million for our Therapeutics segment and $3.3 million for our Biosurgery segment. For 2010, our total research and development costs were $19.1 million for our Therapeutics segment and $4.4 million for our Biosurgery segment. As described above, we do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs on a project basis. During fiscal 2011, our external research and development expenses, including third party contract costs, supply and lab costs and other miscellaneous external costs were approximately $6.3 million for acute myocardial infarction, $1.4 million for steroid refractory Crohn's disease, $830,000 for treatment resistant GvHD and $400,000 for other therapeutic programs.

        For 2010, our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, were approximately $4.1 million for Prochymal to repair heart tissue following a heart attack, $2.8 million for treatment resistant GvHD, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $155,000 for other therapeutic programs..

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2011 and 2010, we had no accruals for interest or penalties related to income tax matters.

Share-Based Compensation

        We account for share-based payments using the fair value method.

        We recognize all share-based payments to employees and non-employee directors in our financial statements based on their grant date fair values, calculated using the Black-Scholes option pricing model. Compensation expense related to share-based awards is recognized on a straight-line basis based on the value of share awards that are expected to vest during the requisite service period on the grant date, which is revised for forfeitures.

Recent Accounting Guidance Not Yet Adopted at December 31, 2011

        In May 2011, ASU 2011-4, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-4") was issued to standardize requirements for measuring and disclosing fair value information under U.S. GAAP and IFRS. This guidance primarily changes the wording used to describe disclosure requirements under U.S. GAAP, but is not intended to change the application of those requirements. ASU 2011-4 is effective for interim or annual periods beginning after December 15, 2011 with early adoption not permitted. Since ASU 2011-4 changes the wording used to describe the fair value disclosure requirements, but does not materially change the actual requirements, the adoption of ASU 2011-4 will not have a material impact on our financial statements.

        In June 2011, ASU 2011-5, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income ("ASU 2011-5") was issued to increase the prominence of items reported in other comprehensive income. Specifically, this guidance requires entities to report all non owner changes in stockholders' equity in either a single continuous statement of comprehensive income or in two separate, but consecutive, statements This guidance eliminates the current financial reporting option for an entity to report the components of other comprehensive income as a part of the statement in changes in stockholders' equity. Further, this guidance requires presentation of all reclassification adjustments between net income and other comprehensive income on the face of the financial statements. ASU 2011-5 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. We will be required to change the format of our financial statements when this guidance becomes effective, and are currently evaluating which of the two permissible formats to use. The adoption of ASU 2011-5 will not have a material impact on our financial position or results of operations.

        In July 2011, ASU 2011-7, Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and Allowance for Doubtful Accounts for Certain Health Care Entities ("ASU 2011-7") was issued to increase the transparency of net patient service revenue and the related allowance for doubtful accounts for health care entities. Specifically, this guidance requires entities to report the provision for bad debts associated with patient service revenue as a deduction from patient service revenues as opposed to as an operating expense. This guidance also requires enhanced disclosures regarding the accounting policies for revenues and assessing bad debts. ASU 2011-7 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-7 will not have a material impact on our financial position or results of operations.

Results of Operations

Year ended December 31, 2011 compared to December 31, 2010

Revenues from Collaborative Research Agreements, Government Contract and Royalties

        Revenues from collaborative research agreements and royalties were $41.1 million during fiscal 2011 compared to $43.0 million during fiscal 2010. During fiscal 2011, we recognized $40.0 million in revenue from the collaborative agreement with Genzyme, $960,000 from our collaboration with JDRF, $115,000 from our compassionate use protocol for treatment resistant GvHD in adults and $65,000 in royalties. Our revenues for fiscal 2010 also included $40.0 million from the Genzyme agreements, $1.2 million from the JDRF collaboration, $1.0 million milestone payment from the license agreement with JCR Pharmaceuticals and $470,000 for the government contract with the United States Department of Defense.

Biosurgery Product Revenues & Gross Profit

        We began developing an internal distribution network during fiscal 2011 and are increasing our network of distributors for our Biosurgery products. During fiscal 2011, we recognized revenues of $1.3 million compared to $183,000 during fiscal 2010. We are continuing to distribute some Biosurgery products for clinical evaluation and expect to commence a reimbursement clinical trial during fiscal 2012. Our gross profit on Biosurgery products was $732,000 during fiscal 2011, which represents approximately 58% of revenues. Our gross profit in 2010 was approximately 66% of revenues. We expect our gross profit to vary while we continue to increase distribution and more fully utilize our production facilities in a consistently efficient manner.

Research and Development Expenses

        Research and development expenses during fiscal 2011 were $19.2 million compared to $23.5 million during fiscal 2010. Research and development expenses for 2011 include $15.8 million incurred in our Therapeutics segment and $3.3 million in our Biosurgery segment, compared to $19.1 million of Therapeutics research and development costs and $4.4 of Biosurgery R&D during fiscal 2010. The decline in Therapeutics R&D expenses during fiscal 2011 of approximately $3.3 million is principally related to the completion of the majority of patient treatment costs in our Phase 2 cardiac trial.

General and Administrative Expenses

        General and administrative expenses during fiscal 2011 were $5.9 million compared to $6.3 million during fiscal 2010. The change between fiscal years is not material.

Other Income, net

        Other income, net consists of our net realized investment income earned on our investments available for sale. Other income, net was $100,000 during fiscal 2011 and $175,000 during fiscal 2010. The decrease between years reflects the reductions in our investments available for sale to fund our operations combined with the very low yields offered on investment grade securities during fiscal 2011.

Income taxes

        Income taxes of $43,000 was recognized in fiscal 2011 and resulted from the true-up of our tax asset accounts in connection with the filing of our 2010 income tax returns. Income taxes of $241,000 was recognized during fiscal 2010 and consists of Federal income tax of $2.7 million, state income tax of $1.2 million, net of the release of valuation allowance release of $3.2 million and the true of our income tax payable account to the 2009 income tax returns. We do not expect to be liable for the alternative minimum tax for fiscal 2011.

Fees Paid to Related Parties, Including Share-Based Payments

        Share-based payments to members of our Board of Directors were $1.9 million during fiscal 2011 compared to $74,000 during fiscal 2010. The fiscal 2011 charge includes a one-time non cash charge of approximately $1.7 million related to the extension of the expiration date of a warrant held by the chairman of our board of directors. This transaction was approved by our stockholders at our 2011 annual meeting. Non-employee members of our board of directors are compensated by an annual award of stock that is paid in either unrestricted shares of our common stock or cash, or a combination of stock and cash. During fiscal 2011, we issued 25,000 shares of common stock and paid $36,000 cash to our non-employee directors. During fiscal 2010, we issued 11,500 shares of common stock and paid $74,000 cash to our non-employee directors.

Year ended December 31, 2010 compared to December 31, 2009

Revenues from Collaborative Research Agreements, Government Contract and Royalties

        Revenues from collaborative research agreements, government contract and royalties were $43.0 million during fiscal 2010 compared to $44.5 million in fiscal 2009. During 2010, we recognized $40.0 million in revenue from our collaborative agreement with Genzyme, $1.0 million from our collaboration with JCR, and $1.2 million from our collaborative agreement with JDRF. Our revenues for 2010 also include $470,000 from our contract with the DoD to develop Prochymal for the treatment of acute radiation syndrome, plus royalties on MSCs sold for research purposes. Revenues for 2009 were comprised primarily of $40.0 million in revenue from the Genzyme Collaboration Agreement, $3.0 million from our contract with DoD and $1.2 million from the JDRF agreement.

Biosurgery Product Revenues

        During 2010, we launched limited commercial distribution of wound care products manufactured by our Biosurgery segment and recognized $183,000 in revenue and gross profit of $121,000. During 2010, we distributed the majority of these products for clinical evaluation and expect commercial distribution to increase slowly until we obtain reimbursement approvals.

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

Other Income, net

        Other income, net was $175,000 during 2010, compared to $1.3 million in fiscal 2009. Other income in 2010 consisted primarily of interest income on our investments available for sale, which consists of relatively short-term, investment grade securities with a focus on avoiding market risk. Other income in 2009 includes approximately $900,000 of realized gains on the sale of shares of NuVasive common stock that we received in conjunction with the sale of our Osteocel operations. Interest expense was immaterial in both periods.

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

Income from Discontinued Operations

        Our Osteocel operations were sold in an installment sale during fiscal 2008 and 2009 for a total of $85.0 million, as follows:

Payments	Amount	Payment Date
	($000)
Initial cash payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel, paid in cash	5,000	January 2009
Accelerated Manufacturing Assets Closing, paid in cash	5,000	March 2009
Installment paid in stock	12,500	June 2009
Installment paid in stock	12,500	September 2009
Milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel, paid in stock	15,000	November 2009

Total sales price	$85,000

        We recognized income of $38.1 million from discontinued operations during fiscal 2009. We did not recognize any income or expense from discontinued operations during fiscal 2010.

Liquidity and Capital Resources

Liquidity

        At December 31, 2011, we had $1.7 million in cash and $45.6 million in investments available for sale. In addition, we have not had any outstanding debt at any time since fiscal 2008.

        During the fiscal year ended December 31, 2008, we generated cash from operating activities for the first time since our inception, as a result of the $75.0 million portion of the up front fees received under the Collaboration Agreement with Genzyme. We generated a further $55.0 million of cash in up front fees during fiscal 2009. We used a portion of these proceeds to completely extinguish our debt during 2008, and have since consistently made purchases of investments available for sale with our excess cash. We have used these receipts to fund our operations since fiscal 2008. Although there can be no assurances, we believe that we have sufficient liquidity on hand as of December 31, 2011 to fund our operations through the anticipated date of commercialization of our first biological drug candidate.

Cash Flow

        The following table sets forth a summary of our cash flows for each of our three most recently completed fiscal years:

	Years Ended December 31,
	2011	2010	2009
	(amounts in thousands)
Net cash used in operating activities	$(20,436)	$(33,189)	$(12,113)
Net cash provided by investing activities	20,504	33,180	12,447
Net cash provided by financing activities	151	145	32

        Net cash used in operating activities during fiscal 2011 was $20.4 million, and primarily reflects the amortization of deferred revenue related to the Genzyme collaboration agreement, partially offset by our net income of $14.9 million and non cash expenses of $4.2 million.

        Net cash used in operating activities was $33.2 million for the twelve months ended December 31, 2010, primarily reflecting the amortization of the deferred revenue received from Genzyme, partially offset by our net income.

        We had a net use of cash by our operating activities during fiscal 2009 of $12.1 million, primarily as the result of our receiving an aggregate of $40.0 million from the sale of our Osteocel asset group through the delivery of shares of NuVasive common stock, as provided for under the Asset Purchase Agreement. Comprising this amount, payments of $12.5 million were made to us on June 30, 2009 and September 30, 2009, and a payment of $15.0 million was made to us in October 2009, all through the delivery of shares of NuVasive common stock having equivalent value. The cash proceeds from these shares are reported as cash generated by our financing activities. Had these payments been received in cash instead of shares of stock to be subsequently sold, the cash flow would have been reported as cash provided by operating activities, resulting in net cash provided by operating activities during 2009.

        During fiscal 2009, our continuing operations used $5.5 million of cash, primarily reflecting our loss from continuing operations and cash used to fund operating assets, which was partially offset by the $55.0 million installment of up front payments received from Genzyme on July 1, 2009. Net cash used by discontinued operations was $6.6 million for the year ended December 31, 2009, which was the result of $40.0 million of the payments for the sale of our Osteocel line of business being received in shares of stock as discussed above.

        Net cash provided by investing activities during fiscal 2011 was $20.5 million and primarily reflects proceeds from the sales of our investments to fund our operations. Net cash provided by investing activities was $33.2 million for the twelve months ended December 31, 2010, virtually all of which was the result of our sale of investments available for sale to fund operations. Net cash provided by investing activities was $12.4 million for the twelve months ended December 31, 2009, all of which was attributable to our continuing operations. During that period, we generated $9.7 million of cash from the sale of our Osteocel asset group and had $54.2 million of proceeds from the sale of investments available for sale, primarily representing the sale of the NuVasive shares of common stock we received as partial payment for the Osteocel line of business, as described above. These cash inflows were partially offset by $50.2 million of purchases of investments available for sale with our excess cash on hand during the year.

        Net cash provided by financing activities was insignificant in each of the three years ended December 31, 2011.

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

  •
  the resolution (or not) of the uncertainty regarding the status of the Genzyme collaboration agreement, and the cost involved in pursuing such resolution;

  •
  the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities; and

  •
  the costs of enlarging our work force consistent with expanding our business and operations and distribution of our Biosurgery products and if approved for sale, our biological drug product.

        We did not have any outstanding debt at any time during 2011. As a result of our financial position and forecasts as of December 31, 2011, we believe that we have sufficient liquidity on hand as of that date to fund our operations through the expected date of initial commercialization of our biological drug candidate.

Off-Balance Sheet Arrangements.

        We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

        The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations at December 31, 2011. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of item under accounting principles generally accepted in the United States and certain assumptions. Future events could cause actual payments to differ from these amounts.

	Payment Due by Fiscal Year
Contractual Obligations	Total	Less Than 1-Year	Years 1-3	Years 4-5	More Than 5-Years
	(amounts in thousands)
Operating lease—facilities	$5,211	$1,109	$2,302	$1,800	$—
Contract Research Organizations	6,240	6,240	—	—	—

Total contractual cash obligations	$11,451	$7,349	$2,302	$1,800	$—

        Contract Research Organizations.    We contract with independent contract research organizations, or CROs, to perform many of the tasks required under our clinical trials of our biological drug candidates, and we utilize their testing expertise to ensure the objectivity of the clinical results. Under the terms of these agreements, we design the protocol regarding the testing to be performed, and the CRO assists in the enrollment of the patients and testing sites, administers the trial, performs statistical analysis of the results, and compiles the final report.

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

        As of December 31, 2011, we had active contracts with CROs related to three on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $24.3 million, of which we had incurred approximately $18.1 million as of that date. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2011, we expect to pay our remaining obligations of $6.2 million to these CROs during 2012.

        Subsequent to December 31, 2011, we contracted with a CRO to perform a clinical trial for our Biosurgery segment. This contract provides for total costs of approximately $4.5 million over a period of approximately 2.5 years. Since the CRO has not yet begun work under this contract, we are presently unable to accurately predict the timing of these payments.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the facility. At each of July 1, 2011 and 2010, the security deposit required under this lease decreased to $372,000 and $446,000, respectively. We reduced our outstanding letter of credit accordingly, and the reduced letter of credit of $372,000 remained outstanding as of December 31, 2011, and has been fully collateralized by restricted cash.

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

  Foreign Current Exchange Rate Risk

        We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the three years ended December 31, 2011, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

  Derivative Instruments

        We do not enter into hedging or derivative instrument arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OSIRIS THERAPEUTICS, INC.

FINANCIAL STATEMENTS

INDEX

*
All other information and financial statement schedules are omitted because they are not applicable, or required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our financial statements, including estimates and judgments. The financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The financial statements included herein have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report .

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

        Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Osiris Therapeutics, Inc.

        We have audited Osiris Therapeutics, Inc.'s (a Maryland Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Osiris Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Osiris Therapeutic, Inc.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Osiris Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Osiris Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 14, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Osiris Therapeutics, Inc.

        We have audited the accompanying balance sheets of Osiris Therapeutics, Inc. (a Maryland corporation) (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 14, 2012

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash	$1,661	$1,442
Investments available for sale	45,604	66,166
Accounts receivable	728	1,928
Inventory	767	510
Deferred tax asset	2,188	3,170
Prepaid expenses and other current assets	470	736

Total current assets	51,418	73,952
Property and equipment, net	2,463	3,127
Restricted cash	392	521
Other assets	—	184

Total assets	$54,273	$77,784

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,692	$5,569
Deferred revenue, current portion	3,333	40,960

Total current liabilities	8,025	46,529
Deferred revenue, net of current portion	—	3,333
Other long-term liabilities	430	465

Total liabilities	8,455	50,327

Stockholders' equity
Common stock, $.001 par value, 90,000 shares authorized, 32,828 shares outstanding—2011, 32,794 shares outstanding—2010	33	33
Additional paid-in-capital	278,092	274,646
Accumulated other comprehensive income (loss)	20	(3)
Accumulated deficit	(232,327)	(247,219)

Total stockholders' equity	45,818	27,457

Total liabilities and stockholders' equity	$54,273	$77,784

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Product revenues	$1,263	$183	$—
Cost of product revenues	531	62	—

Gross profit	732	121	—

Revenue from collaborative research agreements, government contract and royalties	41,140	43,021	44,533
Operating expenses:
Research and development	19,156	23,501	63,266
General and administrative	5,927	6,289	8,312
Fees paid to related parties	36	87	95
Share-based payments to related parties	1,918	74	400

	27,037	29,951	72,073

Income (loss) from operations	14,835	13,191	(27,540)
Other income, net	100	175	1,277

Income (loss) from continuing operations, before income taxes	14,935	13,366	(26,263)
Income tax (expense) benefit	(43)	(241)	2,699

Income (loss) from continuing operations	14,892	13,125	(23,564)

Discontinued operations:
Income from operations of discontinued operations, net of income taxes of $120 in 2009	—	—	1,084
Gain from sale of discontinued operations, net of income taxes of $4,121 in 2009	—	—	37,052

Income from discontinued operations	—	—	38,136

Net income	$14,892	$13,125	$14,572

Basic income per share
Income (loss) from continuing operations	$0.45	$0.40	$(0.72)
Income from discontinued operations	—	—	1.16

Basic earnings per share	$0.45	$0.40	$0.45

Diluted income per share
Income (loss) from continuing operations	$0.45	$0.40	$(0.72)
Income from discontinued operations	—	—	1.16

Diluted earningsper share	$0.45	$0.40	$0.45

Weighted Average Common Shares (basic)	32,820	32,784	32,742

Weighted Average Common Shares (diluted)	33,118	33,097	32,742

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands, except for share and per share data)

	Common Stock					Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount
Balance at January 1, 2009	32,675,920	$33	$269,830	$33	$(274,916)	$(5,020)
Exercise of options to purchase common stock ($.40-$13.33 per share)	75,911	—	575	—	—	575
Share-based payment-director services ($18.50 per share)	21,500	—	400	—	—	400
Share-based payment-employee compensation	—	—	2,154	—	—	2,154
Comprehensive income:
Net income	—	—	—	—	14,572	14,572
Unrealized loss on investments available for sale	—	—	—	(121)	—	(121)

Total comprehensive income						14,451

Balance at December 31, 2009	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560
Exercise of options to purchase common stock ($.40 per share)	8,626	—	3	—	—	3
Share-based payment-director services ($6.46 per share)	11,500	—	74	—	—	74
Share-based payment-employee compensation	—	—	1,610	—	—	1,610
Comprehensive income:
Net income	—	—	—	—	13,125	13,125
Unrealized gain on investments available for sale	—	—	—	85	—	85

Total comprehensive income						13,210

Balance at December 31, 2010	32,793,457	$33	$274,646	$(3)	$(247,219)	$27,457
Exercise of options to purchase common stock ($.40-$7.74 per share)	9,064	—	22	—	—	22
Share-based payment-director services ($7.13 per share)	25,000	—	178	—	—	178
Share-based payment-employee compensation	—	—	1,506	—	—	1,506
Share-based payment—related party	—	—	1,740	—	—	1,740
Comprehensive income:
Net income	—	—	—	—	14,892	14,892
Unrealized gain on investments available for sale	—	—	—	23	—	23

Total comprehensive income						14,915

Balance at December 31, 2011	32,827,521	$33	$278,092	$20	$(232,327)	$45,818

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$14,892	$13,125	$(23,564)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations:
Depreciation and amortization	745	755	665
Non cash share-based payments	1,684	1,684	2,456
Provision for bad debts	3	—	—
Deferred tax benefit	—	(3,170)	—
Non cash expense-extension of expiration date of warrant to related party	1,740	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,197	(790)	55,149
Inventory, prepaid expenses, and other current assets	991	(298)	1,112
Other assets	184	211	220
Accounts payable and accrued expenses	(912)	(3,403)	(1,950)
Deferred revenue	(40,960)	(40,891)	(39,562)

Net cash used in continuing operations	(20,436)	(32,777)	(5,474)

Discontinued operations
Income from discontinued operations	—	—	38,136
Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
Non cash impact of the sale of discontinued operations	—	—	(44,788)
Depreciation and amortization	—	—	210
Provision for bad debts	—	—	45
Non cash share-based payments	—	—	98
Changes in operating assets and liabilities:
Accounts receivable	—	—	1,516
Inventory and other current assets	—	—	1,707
Accounts payable and accrued expenses	—	(412)	(3,563)

Net cash used in discontinued operations	—	(412)	(6,639)

Net cash used in operating activities	(20,436)	(33,189)	(12,113)

Cash flows from investing activities:
Purchases of property and equipment	(81)	(148)	(304)
Proceeds from the sale of property and equipment	—	—	17
Proceeds from sale of discontinued operations, net	—	—	9,736
Proceeds from sale of investments available for sale	20,805	33,598	54,185
Purchases of investments available for sale	(220)	(270)	(51,187)

Net cash provided by investing activities	20,504	33,180	12,447

Cash flows from financing activities:
Principal payments on capital lease obligations and notes payable	—	(3)	(7)
Restricted cash	129	145	(536)
Proceeds from convertible and short-term notes payable	—	—	—
Proceeds from the issuance of preferred and common stock, net	22	3	575

Net cash provided by financing activities	151	145	32

Net increase in cash	219	136	366
Cash at beginning of period	1,442	1,306	940

Cash at end of period	$1,661	$1,442	$1,306

Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$—	$8
Cash paid for income taxes	—	4,281	1,257
Supplemental schedule of non cash investing and financing activities:
Transfer of fixed assets from discontinued operations	—	—	3,580

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies

Description of Business

        Osiris Therapeutics, Inc. ("we," "us," "our," or the "Company") is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory and cardiovascular disease areas, and wound healing. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During 2009, we created a Biosurgery business, which in 2010 we began operating as a segment separate from our Therapeutics segment. Our Therapeutics segment is focused on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas; and our Biosurgery segment focuses on products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body's natural healing.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

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

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer's contract, typically 45-days, to be past due. As of December 31, 2011 and 2010, there was no allowance for doubtful accounts related to accounts receivable, as we believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. We have incurred bad debt expense of $3,000 related to our biosurgery operations during fiscal 2011 and no bad debts expense during the two years ended December 31, 2010.

Inventory

        We commenced limited commercial distribution of our Biosurgery products during the third quarter of 2010, and began carrying inventory on our balance sheet thereafter. Inventory consists of raw materials, biologic products in process, and products available for distribution. We determine our inventory values using the first-in, first-out method. Inventory is valued at the lower of cost or market, and excludes units that we anticipate distributing for clinical evaluation.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

        As of December 31, 2011 and 2010, inventory for our Biosurgery segment consists of the following:

	December 31,
	2011	2010
	($000)	($000)
Inventory
Raw materials and supplies	$184	$144
Finished goods	583	366

Total Biosurgery inventory	$767	$510

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

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during fiscal years 2011, 2010 or 2009.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company ("Genzyme"), for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. As discussed in Note 15, Subsequent Events below, in February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        We evaluated the deliverables related to the upfront payments made to us under the Genzyme collaboration agreement, and concluded that the various deliverables represent a single unit of accounting. For this reason, we have deferred the recognition of revenue related to the upfront payments, and are amortizing these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extend through January 2012.

        Accordingly, we recognized $40.0 million of revenue in each of the years ended December 31, 2011, 2010, and 2009 related to the amortization of the upfront payments. The balance of these payments has been recorded as $3.3 million of current deferred revenue as of December 31, 2011, that was recognized in January 2012.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

        In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we are seeking, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in 2008, and completed our work under the contract during 2010. We have not recognized any revenue associated with this contract during fiscal 2011. Contract revenue was recognized as the related costs are incurred, in accordance with the terms of the contract. We recognized approximately $500,000 and $3.0 million in revenue from the DoD contract during 2010 and 2009, respectively.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and are amortizing the funding received over the duration of our obligations. We began amortizing each payment as it was received, resulting in $1.0 million in revenue during 2011 and $1.2 million of revenue during both 2010 and 2009. We have completed our work under the agreement as of December 31, 2011.

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

        Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program. Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. Revenues include approximately $65,000 of royalty revenue in 2011 and $300,000 of royalty revenue during each of the years 2010 and 2009.

        As discussed in Note 4—Segment Reporting below, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery product, Grafix®, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product, Ovation® in early fiscal 2011. We recognized revenues of $1,263,000 on distribution of our Biosurgery products in 2011 and $183,000 subsequent to commercial launch in fiscal 2010.

        Due to the conditions required to preserve these products, customers may elect to have the product shipped to them, or we offer the customers use of our specially designed freezers. Legal title

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

passes to the customers when the product either leaves our shipping dock, if the customer has elected to have the product shipped to them, or when it is placed by us in a specifically designated storage unit located at our facility, if they have elected to have us store the product for them. On product stored at our facility, we delay recognition of revenue until such product is shipped to the customer. Due to the nature of the products and the manufacturing process, we do not allow refunds or returns.

Research and Development Costs

        We expense internal and external research and development ("R&D") costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

        Prior to 2010, internal resources were applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. Therefore, it was not possible to allocate internal R&D costs on either a project-by-project or product-by-product basis in 2009.

        Beginning in 2010 after the creation of our Biosurgery segment, we began to separately track research and development costs by segment. Total research and development costs for each of our operating segments are as follows:

	Year Ended December 31, 2011 ($000s)			Year Ended December 31, 2010 ($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Research and development costs	$15,829	$3,327	$19,156	$19,102	$4,399	$23,501

        As described above, we do not track internal development costs by project within the Therapeutics segment. We do, however, track external research and development costs on a project basis. Our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
External R&D Costs By Indication	2011 ($000s)	2010 ($000s)
Acute myocardial infarction	$6,254	$4,082
Treatment-resistant GvHD	830	2,759
Refractory Crohn's disease	1,437	905
Other therapeutic programs	400	2,580

Therapeutics external R&D costs—	8,921	10,326

Biosurgery external R&D costs—	1,151	1,779

Total External R&D Costs—	$10,072	$12,105

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2011 and 2010, we had no accruals for interest or penalties related to income tax matters.

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

        Diluted income per common share for 2011 excludes 1,311,686 "out-of the money" stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant, discussed in Note 8 below, as their effect is anti-dilutive. Similarly, diluted income per common share for 2010 excludes 824,909 "out-of the money" stock options and the 1,000,000 shares issuable upon the assumed exercise of our outstanding warrant.

        A reconciliation of basic to diluted weighted average common shares outstanding for 2011 and 2010 is as follows:

	Year Ended December 31,
	2011	2010
	(000s)	(000s)
Basic weighted average common shares outstanding	32,820	32,784
Dilutive weighted average options outstanding	298	313
Dilutive weighted average warrants outstanding	—	—

Diluted weighted average common shares outstanding	33,118	33,097

        Diluted income per common share excludes all 1,000,762, outstanding stock options for the years ended December 31, 2009, as their effect is anti-dilutive. Similarly, the 1,000,000 shares issuable upon

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

the assumed exercise of outstanding warrant have also been excluded from the calculation as the effect is anti-dilutive. As a result of the anti-dilutive nature of the options and outstanding warrant, basic and diluted income per share are identical for 2009.

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

Comprehensive Income

        Comprehensive income consists of net income and all changes in equity from non-stockholder sources, which consist of changes in unrealized gains and losses on investments.

Concentration of Risk

        We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.

        We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Accounts receivable in the accompanying balance sheets consist primarily of amounts due from distributors of our Biosurgery products. We expect all of our reported receivables to be fully collected. As discussed under "Accounts Receivable" above, we have not incurred material bad debt expense for the three years ended December 31, 2011.

Recent Accounting Guidance Not Yet Adopted at December 31, 2011

        In May 2011, ASU 2011-4, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-4") was issued to standardize requirements for measuring and disclosing fair value information under U.S. GAAP and IFRS. This guidance primarily changes the wording used to describe disclosure requirements under U.S. GAAP, but is not intended to change the application of those requirements. ASU 2011-4 is effective for interim or annual periods beginning after December 15, 2011 with early adoption not permitted. Since ASU 2011-4 changes the wording used to describe the fair value disclosure requirements, but does not materially change the actual requirements, the adoption of ASU 2011-4 will not have a material impact on our financial statements.

        In June 2011, ASU 2011-5, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income ("ASU 2011-5") was issued to increase the prominence of items reported in other comprehensive income. Specifically, this guidance requires entities to report all non owner changes in stockholders' equity in either a single continuous statement of comprehensive income or in two

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Description of Business and Significant Accounting Policies (Continued)

separate, but consecutive, statements This guidance eliminates the current financial reporting option for an entity to report the components of other comprehensive income as a part of the statement in changes in stockholders' equity. Further, this guidance requires presentation of all reclassification adjustments between net income and other comprehensive income on the face of the financial statements. ASU 2011-5 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. We will be required to change the format of our financial statements when this guidance becomes effective, and are currently evaluating which of the two permissible formats to use. The adoption of ASU 2011-5 will not have a material impact on our financial position or results of operations.

        In July 2011, ASU 2011-7, Health Care Entities (Topic 954)—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and Allowance for Doubtful Accounts for Certain Health Care Entities ("ASU 2011-7") was issued to increase the transparency of net patient service revenue and the related allowance for doubtful accounts for health care entities. Specifically, this guidance requires entities to report the provision for bad debts associated with patient service revenue as a deduction from patient service revenues as opposed to as an operating expense. This guidance also requires enhanced disclosures regarding the accounting policies for revenues and assessing bad debts. ASU 2011-7 is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-7 will not have a material impact on our financial position or results of operations.

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

        Collaboration Agreement with Genzyme Corporation.    On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. As discussed under Note 15, Subsequent Events below, we have advised Genzyme that we are treating their public statements as election to terminate the Collaboration Agreement. The Collaboration Agreement provides for voluntary termination by Sanofi upon ninety (90) days notice and that, upon such voluntary termination, all rights to Prochymal revert back to Osiris, and Osiris is free to commercialize or enter into commercialization agreements for Prochymal with other parties. As consideration for the rights originally granted to Genzyme under the Collaboration Agreement, they paid us non-contingent, non-refundable cash payments totaling $130.0 million.

        Genzyme Partnership and the United States Department of Defense Contract.    In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the DoD pursuant to which we, in partnership with Genzyme, are seeking to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of the contract, the DoD will provide funding to us for the development of Prochymal for acute radiation syndrome ("ARS"). This agreement with Genzyme expired in July 2010.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Collaboration Agreements and Government Contract (Continued)

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

3. Discontinued Operations & Gain on Sale of Discontinued Operations

        In July 2005, we began the manufacture and distribution of Osteocel®, which is used by orthopedic surgeons for focal bone repair. In April 2008, we committed to a plan to sell our biologic tissue product segment, including our entire product line relating to the processing, manufacturing, marketing and selling of Osteocel and Osteocel® XO, an allograft material containing cancellous bone, used in spinal fusion and other surgical procedures. We refer to these assets as our Osteocel asset disposal group, and in May 2008, we entered into an Asset Purchase Agreement to sell these assets to NuVasive, Inc., a Delaware corporation. Not included among the Osteocel asset disposal group is Osteocel® XC, our second generation product candidate under development for bone repair, utilizing culture expanded mesenchymal stem cells to create a synthetic version of Osteocel.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

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

        The Asset Purchase Agreement, as amended, provided for up to $85.0 million of total purchase price, as follows:

Payments	Amount	Payment Date
Initial cash payment	$35,000	July 2008
Cumulative sales to NuVasive of 75,000 ccs of Osteocel, paid in cash	5,000	January 2009
Accelerated Manufacturing Assets Closing, paid in cash	5,000	March 2009
Installment paid in stock	12,500	June 2009
Installment paid in stock	12,500	September 2009
Milestone payment due upon NuVasive achieving at least $35.0 million in cumulative sales of Osteocel, paid in stock	15,000	November 2009

Total sales price	$85,000

        The $30.0 million of payments that became payable at specified dates (March, June and September 2009, respectively) as a result of the March 2009 amendments, net of direct expenses of approximately $0.2 million, were recorded as a component of the gain on the sale of discontinued operations in the first quarter of 2009. The $12.5 million payments due June 30, 2009 and September 30, 2009, as well as the final $15.0 million milestone achieved in October 2009, were paid in shares of common stock issued by NuVasive. Cumulatively, we received 1,001,422 shares of NuVasive common stock, of which we had sold 986,122 for total cash proceeds of approximately $40.3 million at December 31, 2009. At December 31, 2009, we had the remaining 15,300 shares, with a fair value of $489,000, included on our balance sheet as a component of Investments Available for Sale. We sold these shares in 2010 for additional cash proceeds of approximately $598,000, which included a realized gain of approximately $24,000. Title to the fixed assets passed to NuVasive on April 9, 2009.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

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

        As discussed below in Note 4—Segment Reporting, we created a new Biosurgery segment at the end of the third quarter of 2009, which utilizes the facilities previously used to manufacture Osteocel. As a result, we updated our analysis of the lease impairment charge and reversed the $2.8 million impairment that remained unamortized at that time. Both of these impairments charges were recorded as components of the gain on the sale of discontinued operations in 2009.

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

        Since the transaction was completed as of December 31, 2009 the Osteocel asset disposal group did not have an impact on our statement of operations during fiscal 2011 or 2010.

        We recognized a gain of approximately $37.1 million, net of income taxes, on the sale of discontinued operations for the year ended December 31, 2009, summarized as follows:

($000)
Initial purchase price and milestone payments earned under the Asset Purchase Agreement	$45,000
Direct expenses related to the sale	(259)
Concessionary pricing and inventory adjustments	2,549
Employee related costs	(1,397)
Impairment of long lived assets and manufacturing facilities	(4,720)

Pretax gain on sale	41,173
Income tax expense	(4,121)

Gain from sale of discontinued operations, net	$37,052

        The only assets allocable to the Osteocel asset disposal group at December 31, 2009 were $412,000 of current liabilities, all of which were settled during the first quarter of 2010.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Discontinued Operations & Gain on Sale of Discontinued Operations (Continued)

        Summarized operating results of the Osteocel asset disposal group for the years ended December 31, 2009 are as follows:

($000)
Product revenues	$6,295
Cost of product revenues	4,967

Gross profit	1,328

Operating expenses	124
Income from operations of discontinued operations, before income taxes	1,204
Income tax expense	120

Income from operations of discontinued operations	$1,084

        Revenues on Osteocel products were recognized when legal title passed to the customer. Costs related to the Osteocel product consist primarily of the costs to obtain the tissue and other chemicals and supplies, quality and sterility testing, plus labor and allocated overhead costs and the costs of operating the clean-room facilities.

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

        Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body's natural healing. We commenced the manufacturing of our first Biosurgery product, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. Accordingly, we incurred research, development, manufacturing, general, and administrative costs related to the Biosurgery segment throughout 2010, but did not recognize revenue from these products until beginning in the third quarter of 2010. As a result of these start up costs, 2010 operating results from our Biosurgery segment do not reflect the segment's recurring operations.

        Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. Segment Reporting (Continued)

        At this time only revenues, costs of goods sold, and operating expenses are allocated by segment. The costs specifically attributable to each of our segments for the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31, 2011 ($000s)			Years Ended December 31, 2010 ($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Product revenues	$—	$1,263	$1,263	$—	$183	$183
Cost of product revenues	—	531	531	—	62	62

Gross profit	—	732	732	—	121	121

Revenue from collaborative research agreements, government contract and royalties	41,140	—	41,140	43,021	—	43,021
Operating expenses:
Research and development	15,829	3,327	19,156	19,102	4,399	23,501
General and administrative expenses and fees	7,080	801	7,881	5,809	641	6,450

	22,910	4,127	27,037	24,911	5,040	29,951

Income (loss) from operations	$18,230	$(3,395)	$14,835	$18,110	$(4,919)	$13,191

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

        The assets specifically attributable to each of our segments as of December 31, 2011 and 2010 are as follows:

	2011 ($000s)			2010 ($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Segment assets:
Accounts Receivable	$37	$691	$728	$1,757	$171	$1,928
Inventory	—	767	767	—	510	510

Total segment assets	$37	$1,458	$1,495	$1,757	$681	$2,438

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. Property and Equipment

        Property and equipment at December 31, 2011 and 2010 are as follows:

	2011 ($000)	2010 ($000)
Laboratory and manufacturing equipment	$427	$421
Computer hardware, furniture and fixtures	546	500
Leased assets	26	26
Leasehold improvements	4,233	4,204

	5,232	5,151
Accumulated depreciation and amortization	(2,769)	(2,024)

Property and equipment, net	$2,463	$3,127

6. Share-Based Compensation

        In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and again in 2010 to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 1,950,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At December 31, 2011, there were 420,948 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

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

	Years ended December 31,
	2011	2010	2009
Assumptions:
Weighted average risk-free interest rate	2.00%	2.50%	2.20%
Dividend yield	0.0%	0.0%	0.0%
Expected life of option grants	5.5-years	5.0-years	5.0-years
Weighted average expected stock price volatility	53-55%	56-57%	55-59%

        The expected life of stock options granted was based on the our historical option exercise experience and post vesting forfeiture experience using the historical expected term from the vesting date. The expected volatility of the options granted was determined using historical volatilities based on

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. Share-Based Compensation (Continued)

stock prices over a look-back period corresponding to the expected life. The risk-free interest rate was determined using the yield available for zero-coupon United States government issues with a remaining term approximating the expected life of the options. The forfeiture rate was determined based on historical pre-vesting forfeitures. We have never paid a dividend, and as such, the dividend yield is zero.

        In connection with the stock options exercised during the year ended December 31, 2011, we received cash proceeds of $22,000. At December 31, 2011, there was $1.3 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.75 years.

        A summary of stock option activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,211,177	$10.66	8.0-years
Granted	164,750	$17.75
Exercised	(75,911)	$(7.57)		$497
Forfeited or canceled	(299,254)	$(14.96)

Balance, December 31, 2009	1,000,762	$10.78	7.0-years
Granted	406,500	$7.37
Exercised	(8,626)	$(0.40)		$58
Forfeited or canceled	(49,375)	$(12.53)

Balance, December 31, 2010	1,349,261	$9.75	6.9-years
Granted	450,000	$6.82
Exercised	(9,064)	$(2.42)		$36
Forfeited or canceled	(88,125)	$(8.89)

Balance, December 31, 2011	1,702,072	$9.06	6.8-years	$1,533

Exercisable at December 31, 2011	883,322	$9.67	5.1-years	$1,522

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

6. Share-Based Compensation (Continued)

        A summary of stock options outstanding at December 31, 2011, by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.40 to $ 1.00	307,572	3.1	$0.40	307,572	$0.40
1.01 to 6.75	241,750	8.9	6.26	26,625	6.45
6.76 to 10.00	576,000	8.4	7.38	101,875	7.41
10.01 to 12.50	217,625	5.9	12.07	176,750	12.08
12.51 to 15.00	54,875	6.2	13.58	42,375	13.72
15.01 to 17.50	59,000	6.5	17.01	45,000	17.01
17.51 to 20.00	124,750	7.1	18.58	62,525	18.59
$20.01 to $24.00	120,500	5.0	23.59	120,500	23.59

	1,702,072	6.8	$9.06	883,322	9.67

        The weighted fair value of options granted during the years ended December 31, 2011, 2010, and 2009 were $3.50, $3.77, and $9.26, respectively.

        The table below reflects the total share-based compensation expense (including share-based payments to our non-employee directors, but excluding the non cash expense related to the extension of the expiration date of an outstanding warrant as discussed in Note 8 below) recognized in our income statements for the years ended December 31, 2010, 2009 and 2008. For the years ended December 31, 2011, 2010, and 2009, share-based compensation expense is based on awards ultimately expected to vest.

	Year ended December 31,
	2011 ($000)	2010 ($000)	2009 ($000)
Research and development	$814	$896	$959
General and administrative	692	788	1,497
Discontinued operations	—	—	98

Share-based compensation	$1,684	$1,684	$2,554

7. Related Party Transactions

        Peter Friedli.    Peter Friedli, the Chairman of our Board of Directors, or entities with which he is affiliated, have been responsible for procuring since 1993, an aggregate of approximately $270 million in debt and equity financing for us and our predecessor company. Mr. Friedli is the beneficial owner of approximately 47% of our common stock as of December 31, 2011. Of the shares beneficially owned by Mr. Friedli at December 31, 2011, 55,000 shares were received by him as Board compensation since 1996, 12,500 shares and warrants for 1,000,000 shares were granted in recognition of his fundraising efforts, as discussed below, and the remaining shares were acquired through investment or through purchase from third parties.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. Related Party Transactions (Continued)

        During 2010, we paid Mr. Friedli $64,600 for his service on our Board of Directors. In 2011, we issued 10,000 shares of our common stock, valued at $71,000 to Mr. Friedli for his service on our Board of Directors and in 2009; we issued 10,000 shares of our common stock, valued at $120,000 to Mr. Friedli for his service on our Board of Directors.

        In response to Mr. Friedli's successful efforts in procuring for us accommodations relative to financing transactions that had occurred prior to our initial public offering, we issued to Mr. Friedli in 2006, in connection with and just prior to our initial public offering, a warrant exercisable for up to 1,000,000 shares of our common stock at $11.00 per share, the price for which shares were sold in the initial public offering. This warrant was scheduled to expire in May 2011.

        In light of Mr. Friedli's unwavering support of the Company over a period of many years, and in recognition of his invaluable contributions to us, as founder, as a director and as Chairman of our Board, and to encourage his continued support, our Board of Directors and Compensation Committee, by the unanimous vote of all independent and disinterested members of each, approved the extension of the expiration date of the warrant until May 24, 2015, subject to the approval of our stockholders. Our stockholders approved the extension of the warrant at our 2011 Annual Meeting of Stockholders, on May 26, 2011.

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

        Prolexys Pharmaceuticals, Inc.    During the third fiscal quarter of 2011 we entered into a contract research agreement with Prolexys Pharmaceuticals, Inc. under which we are conducting for Prolexys an early stage clinical trial investigating a novel compound as a product candidate for cancer therapeutics. This contract was filed as an exhibit to and discussed in a Current Report on Form 8-K filed by us with the SEC primarily because of the related nature of the management and ownership of Prolexys with us and our management and with certain of our significant stockholders, and not because our rights or obligations under the contract research agreement with Prolexys are otherwise material to us. We are not incurring any third party costs related to our work with Prolexys and are primarily contributing only the efforts of employees. All third party costs associated with the Prolexys study are paid directly by Prolexys.

        Prolexys is 37.7% owned by BIH SA, which owns 8.2% of our outstanding common stock; 23.7% owned by Peter Friedli who is the Chairman of our Board of Directors and direct owner of 30.8% of our common stock; and 14.6% owned by Venturetec, Inc., which holds 12.7% of our common stock. Peter Friedli is the President and a 3% owner of Venturetec, Inc. Lode Debrabandere, our Senior Vice President of Therapeutics, serves on the Board of Directors of Prolexys, but has no other interest therein.

        This arrangement is part of our ongoing efforts to expand our portfolio of product candidates, but we do not consider this arrangement to be material to us at this time.

        Our Board of Directors and Audit Committee, including all of our independent directors, but with Mr. Friedli abstaining, unanimously approved this transaction.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

8. Warrants

        As discussed in Note 7 above, at December 31, 2011, we had an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share. As of December 31, 2011, a summary of the status of the warrant is as follows:

Warrant Price	Common Shares	Weighted Average Remaining Contractual Life	Intrinsic Value	Expiration Date
$11.00	1,000,000	3.5 years	$—	May 24, 2015

        The warrant was issued during 2006 prior to our IPO, at exercise price of $11.00, and the expiration date was extended during 2011 as discussed above. Upon approval by the stockholders, we incurred a non cash charge against earnings on account of the extension of the warrant expiration date, based on its increase in fair value of approximately $1.7 million. This amount was recorded within share based payments to related parties in the statement of operations. The increase in value was computed using the Black-Scholes option pricing model with a risk free interest rate of 1.50%, a 4 year increase in the expected life of the warrant, and a historical volatility of approximately 51%.

9. Income Taxes

        For income tax reporting purposes, we incurred a loss in fiscal 2011 primarily because we recognized the entire $130.0 million up-front payment made to us by Genzyme as of the end of fiscal 2010 for tax purposes. For financial reporting purposes, we recognized $40.0 million in revenue from the Genzyme payments during fiscal 2011. The $43,000 provision for income taxes during fiscal 2011 resulted from the true-up of our tax asset accounts upon filing our 2010 income tax returns.

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

        The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2011	2010	2009
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	5.4	5.4	5.4
Non-deductible expenses	9.7	1.2	45.3
Change in valuation allowance	(50.0)	(36.6)	(75.7)
Other	0.3	(3.2)	—

Effective tax rate	0.3%	1.8%	10.0%

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9. Income Taxes (Continued)

        Non-deductible expenses represent primarily research and development expenses for which we claimed the orphan drug credit and non-cash share based compensation for each of the three years ended December 31, 2011.

        The components of our net deferred tax assets and liabilities at December 31 are as follows:

	2011 ($000)	2010 ($000)
Deferred Tax Assets:
Net operating loss carry-forwards	$3,409	$—
Research and orphan drug credit carry-forwards	76,253	78,638
Alternative minimum tax credit carry-forwards	1,194	1,849

	80,856	80,487
Valuation allowance	(78,668)	(77,317)

Net deferred tax assets	$2,188	$3,170

Deferred Tax Liabilities:
Deferred revenue	$—	$—

        During 2011, we recognized $2.2 million of our net deferred tax assets related to timing differences in the recognition of deferred revenue related to our collaboration agreement with Genzyme for financial reporting and income tax purposes. We expect to realize this deferred tax asset during 2012. We presently have available for federal income tax purposes, approximately $76.3 million of research and experimentation credit carry-forwards, which expire beginning in 2026 through 2031. In addition, we expect to have approximately $3.4 million of federal net operating loss carryforwards as of December 31, 2011, which will begin to expire in 2031. In 2010, we were subject to the alternative minimum tax. In 2011, we were not subject to the alternative minimum tax due to having a net loss for tax purposes. In the future, we may be subject to the alternative minimum tax regardless of our net operating loss carry-forwards.

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

        We performed a limited period analysis from February 21, 2003 to December 31, 2008 and determined that we had experienced three ownership changes during this period. Accordingly, the

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9. Income Taxes (Continued)

majority of our net operating losses and all of our tax credits that were generated from our inception through February 11, 2005, the date of the last ownership change, are expected to expire unused.

        Effective January 1, 2007, we adopted the provisions of the accounting pronouncement clarifying the accounting for uncertain tax positions. The pronouncement prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have evaluated our tax positions in the tax returns filed, as well as un-filed tax positions and the amounts comprising our deferred tax assets. We have determined that the pronouncement does not have a material impact on our financial condition, results of operations or cash flows

10. Defined Contribution Plan

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

11. Commitments and Contingencies

        Contract Research Organizations.    We utilize independent contract research organizations ("CROs") to perform many of the tasks required under our clinical trials of our biological drug candidates. We rely on CROs for their testing expertise and to ensure the objectivity of our clinical results. Under the terms of these agreements, we design the protocol regarding the testing to be performed, and the CRO assists in the enrollment of the patients and testing sites, administers the trial, performs statistical analysis of the results, and compiles the final report.

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

        As of December 31, 2011, we had active contracts with CROs related to three on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $24.3 million, of which we had incurred approximately $18.1 million as of that date. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2011, we expect to pay our remaining obligations of $6.2 million to these CROs during 2012.

        Subsequent to December 31, 2011, we have contracted with a CRO to perform a clinical trial for our Biosurgery segment. This contract provides for total costs of approximately $4.5 million over a period of approximately 2.5 years. Since the CRO has not yet begun work under this contract, we are unable to accurately predict the timing of these payments at this time.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11. Commitments and Contingencies (Continued)

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the facility. At each of July 1, 2011 and 2010, the security deposit required under this lease decreased to $372,000 and $446,000, respectively. We reduced our outstanding letter of credit accordingly, and the reduced letter of credit of $372,000 remained outstanding as of December 31, 2011, and has been fully collateralized by restricted cash.

        The future minimum lease payments due under the operating lease for this facility are as follows:

Columbia Facility ($000)
2012	$1,109
2013	1,137
2014	1,165
2015	1,194
2016	606

$5,211

        Our expenses under this lease were $1.2 million, $1.3 million, and $957,000, during 2011, 2010, and 2009, respectively.

        Historically, we also have entered into various financing arrangements to lease laboratory and other equipment. The terms of these facilities and equipment leases are considered capitalized leases, and accordingly $26,000 of equipment acquired under these agreements, which had been fully depreciated as of December 31, 2010, is included in our balance sheets at both December 31, 2011 and 2010.

        There are no remaining minimum lease payments under these capitalized facilities and equipment arrangements as of December 31, 2011.

        Technology Transfer and License Agreement.    In 1994, we entered into a Technology Transfer and License Agreement with Case Western Reserve University ("CWRU") under which we purchased rights to certain mesenchymal stem cell and related technology and patents. We are required to pay royalties on revenues related to CWRU developed technology, with minimum royalties of $50,000 per year. We paid CWRU $50,000 in each of the years 2011, 2010, and 2009, under this agreement.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12. Investments Available for Sale

        Investments available for sale consisted of the following as of December 31, 2011 and 2010:

	December 31, 2011 $000				December 31, 2010 $000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$527	—	$—	$527	$10,299	$1	$—	$10,300
Commercial paper	15,411	4	(1)	15,414	18,589	—	—	18,590

	15,937	4	(1)	15,940	28,888	1	—	28,889
Short term investments:
Common stock and municipal securities	1,612		(1)	1,611
Corporate notes and bonds	26,834	16	(0)	26,850	36,081	7	(12)	36,076
US & International government agencies	1,201	2	—	1,203	1,200	1	—	1,201

	29,647	18	(1)	29,664	37,281	8	(12)	37,277
Investments available for sale	$45,584	$22	$(2)	$45,604	$66,169	$9	$(12)	$66,166

        The following table summarizes maturities of our investments available for sale as of December 31, 2010 and 2009:

	December 31, 2011 ($000)		December 31, 2010 ($000)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$42,612	$42,627	$52,607	$52,601
Between 3-12 months	—	—	4,870	4,870
Between 1-2 years	2,971	2,977	8,692	8,695

Investments available for sale	$45,584	$45,604	$66,169	$66,166

        Realized gains and investment income earned on investments available for sale for the years ended December 31, 2011, 2010, and 2009 were $100,000, $175,000 and $1,277,000, respectively, and have been included as a component of "Other income, net" in the accompanying financial statements. The realized gains for fiscal 2009 included approximately $900,000 on the sale of NuVasive stock received as part of the sale of our Osteocel operations, as described in Note 3 above.

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

        Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Fair Value (Continued)

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Fair Value (Continued)

        Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2011 and 2010:

	December 31, 2011 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$27	$—	$—	$27
Government Obligations	1,203	—	—	1,203
Certificates of Deposit	—	500	—	500
Agency Obligations	—	26,850	—	26,850
Corporate Debt Securities & Commercial Paper	—	15,413	—	15,413
Foreign Bonds	—	1,611	—	1,611

Investments Available for Sale	$1,230	$44,374	$—	$45,604

	December 31, 2010 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash Equivalents	$9,449	$—	$—	$9,449
Government Obligations	1,201	—	—	1,201
Certificates of Deposit	—	851	—	851
Agency Obligations	—	27,545	—	27,545
Corporate Debt Securities & Commercial Paper	—	26,201	—	26,201
Foreign Bonds	—	919	—	919

Investments Available for Sale	$10,650	$55,516	$—	$66,166

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

14. Quarterly Financial Data (Unaudited)

        Following is a summary of our unaudited quarterly results for the years ended December 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($000)	($000)	($000)	($000)
2011
Revenues	$10,432	$10,354	$10,573	$11,044
Research and development expenses	4,711	5,209	5,018	4,218
General and administrative expenses and fees	1,696	3,280	1,429	1,476
Net income	4,039	1,792	4,013	5,048
**Net income per share, basic and diluted	0.12	0.05	0.12	0.15
2010
Revenues	$11,377	$10,304	$10,758	$10,765
Research and development expenses	6,560	6,456	5,460	5,025
General and administrative expenses and fees	1,807	1,602	1,268	1,773
Net income	2,416	1,747	4,548	4,414
**Net income per share, basic and diluted	0.07	0.05	0.14	0.13

**
Income (loss) per share is calculated on a quarterly basis and may not be additive to year-to-date amounts.

15. Subsequent Events

        On February 9, 2012, we issued a Current Report on Form 8-K updating the status of our Collaboration Agreement with Genzyme Corporation, now a wholly owned subsidiary of Sanofi (NYSE: SYN), for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under the Collaboration Agreement, non-contingent, non-refundable cash payments, totaling $130.0 million, have been made to us since October 2008.

        In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has "discontinued" its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi's election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

        We evaluated our December 31, 2011 financial statements for subsequent events through the date the financial statements were available for issuance. Other than the termination of our Collaboration Agreement, we are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

OSIRIS THERAPEUTICS, INC.

SCHEDULE II—Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Inventory Reserve:
2011	$300	$—	$(26)	$274
2010	—	300	—	300
2009	—	—	—	—
Net Deferred Tax Asset Valuation Allowance:
2011	$77,317	$1,351	$—	$78,668
2010	78,600	1,887	(3,170)	77,317
2009	84,724	—	(6,124)	78,600

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

        Changes in Internal Control over Financial Reporting.    There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

        Certain information required in Part III is omitted from this report, but is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2011, pursuant to Regulation 14A with the Securities and Exchange Commission.

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

(a)
The following documents are filed as part of this report:

1.
The following financial statements are included in Item 8 of this Annual Report:

Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Fiscal 2011, 2010 and 2009
Balance Sheets as of December 31, 2011 and 2010
Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Financial Statements

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
3.3	Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).
4.1	Form of Common Stock Certificate (filed herewith).
10.1†	Amended and Restated 1994 Stock Incentive Plan, as amended.

Exhibit Number		Description of Exhibit
10.2		Amended and Restated 2006 Omnibus Plan, effective as of May 27, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).
10.3†		Director Compensation Policy.
10.4†		Employment Agreement by and between the Registrant and C. Randal Mills, Ph.D., dated as of May 15, 2004.
10.5†		Investor Rights Agreement by and between the Registrant and JCR Pharmaceuticals, Inc. dated August 26, 2003.
10.6†	*	License Agreement by and between the Registrant and JCR Pharmaceuticals, Inc. dated August 26, 2003.
10.7†		Technology Transfer and License Agreement by and between the Registrant and Case Western University, dated as of January 1, 1993, as amended.
10.8
Common Stock Warrant No. CS-3 amended and restated as of April 1, 2011, and effective upon approval of the stockholders of the Registrant on May 26, 2011, by and between the Registrant and Peter Friedli (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on August 9, 2011).
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

Exhibit Number		Description of Exhibit
10.17	†	Lease Agreement by and between Gateway S-8, LLLP and Nova Telecommunications, Inc., dated August 11, 1998, as amended.
10.18	†	Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated June 6, 2006.
10.19
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
101
The following materials from the Registrant's Annual Report on Form 10-Kfor the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Statements of Income, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

OSIRIS THERAPEUTICS, INC.
March 14, 2012	By:	/s/ C. RANDAL MILLS C. Randal Mills, Ph.D. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. RANDAL MILLS C. Randal Mills, Ph.D.	President and Chief Executive Officer (principal executive officer)	March 14, 2012
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Chief Financial Officer (principal financial officer)	March 14, 2012
/s/ MATTHEW NEUMAYER Matthew Neumayer	Corporate Controller (principal accounting officer)	March 14, 2012
/s/ GREGORY H. BARNHILL Gregory H. Barnhill	Director	March 14, 2012
/s/ PETER FRIEDLI Peter Friedli	Director	March 14, 2012
/s/ FELIX GUTZWILLER Felix Gutzwiller	Director	March 14, 2012
/s/ JAY M. MOYES Jay M. Moyes	Director	March 14, 2012