Form 10-Q
period 2012-03-31
OSIRIS THERAPEUTICS, INC.
filed 2012-05-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common Stock, par value $0.001 per share	32,852,521

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                                                           Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$1,586	$1,661
Investments available for sale	41,618	45,604
Accounts receivable	997	728
Inventory	415	767
Deferred tax asset	2,188	2,188
Prepaid expenses and other current assets	636	470
Total current assets	47,440	51,418

Property and equipment, net	2,306	2,463
Restricted cash	392	392
Total assets	$50,138	$54,273

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$4,804	$4,692
Deferred revenue, current portion	—	3,333
Total current liabilities	4,804	8,025

Other long-term liabilities	419	430
Total liabilities	5,223	8,455

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,853 shares outstanding - 2012, 32,828 shares outstanding - 2011	33	33
Additional paid-in-capital	278,477	278,092
Accumulated other comprehensive income	4	20
Accumulated deficit	(233,599)	(232,327)
Total stockholders’ equity	44,915	45,818
Total liabilities and stockholders’ equity	$50,138	$54,273

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Product revenues	$1,137	$37
Cost of product revenues	387	15
Gross profit	750	22

Revenue from collaborative research agreements and royalties	3,446	10,395

Operating expenses:
Research and development	3,963	4,711
General and administrative	1,523	1,696
	5,486	6,407

(Loss) income from operations	(1,290)	4,010

Other income, net	18	29

(Loss) income before income taxes	(1,272)	4,039

Income tax benefit (expense)	—	—

Net (loss) income	(1,272)	4,039

Other comprehensive (loss) income
Unrealized (loss) gain on investments available for sale	(16)	12

Total comprehensive (loss) income	$(1,288)	$4,051

Basic (loss) earnings per share	$(0.04)	$0.12

Diluted (loss) earnings per share	$(0.04)	$0.12

Weighted average common shares (basic)	32,830	32,807

Weighted average common shares (diluted)	32,830	33,113

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2012	32,827,521	$33	$278,092	$20	$(232,327)	$45,818

Share-based payment-director services ($5.08 per share)	25,000	—	127	—	—	127

Share-based payment-employee compensation	—	—	258	—	—	258

Net loss	—	—	—	—	(1,272)	(1,272)

Unrealized loss on investments available for sale	—	—	—	(16)	—	(16)

Balance at March 31, 2012	32,852,521	$33	$278,477	$4	$(233,599)	$44,915

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(1,272)	$4,039
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	177	189
Non cash share-based payments	385	604
Changes in operating assets and liabilities:
Accounts receivable	(269)	303
Inventory, prepaid expenses, and other current assets	186	(18)
Other assets	—	17
Accounts payable and accrued expenses	101	(869)
Deferred revenue	(3,333)	(10,240)
Net cash used in operating activities	(4,025)	(5,975)

Cash flows from investing activities:
Purchases of property and equipment	(20)	(25)
Proceeds from sale of investments available for sale	3,985	6,000
Purchases of investments available for sale	(15)	(5)
Net cash provided by investing activities	3,950	5,970

Net decrease in cash	(75)	(5)
Cash at beginning of period	1,661	1,442

Cash at end of period	$1,586	$1,437

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

1.             Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory and cardiovascular disease areas, and wound healing. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace, primarily for therapeutic uses. We refer to this as our Therapeutics business or segment. Beginning in 2005 and until 2008 when we sold this business to NuVasive, Inc., we produced and marketed Osteocel, a product for regenerating bone in orthopedic indications.  During 2009, we created a Biosurgery business, which we began operating as a segment separate from our Therapeutics segment. Our Therapeutics segment is focused on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas; and our Biosurgery segment focuses on products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body’s natural healing.

2.             Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Revenue Recognition

Our Therapeutics segment generates revenues from collaborative agreements and research licenses. We evaluate revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a standalone basis and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

Revenues from research licenses are recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the agreement. Payments received in advance of research performance are designated as deferred revenue. Non-refundable upfront license fees and certain other related fees are recognized on a straight-line basis over the development periods of the contract deliverables. Fees associated with substantive at risk performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights is recognized as revenue as it is earned and received.

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company (“Genzyme”), for the development and commercialization of our biologic drug candidates, Prochymal® and Chondrogen®. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. As discussed in Note 15, Subsequent Events in our Annual Report on Form 10-K for the Year Ended December 31,

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

2011 (“2011 10-K”), in February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has “discontinued” its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi’s election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

We evaluated the deliverables related to the upfront payments made to us under the Genzyme collaboration agreement, and concluded that the various deliverables represent a single unit of accounting. For this reason, we deferred the recognition of revenue related to the upfront payments, and amortized these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extended through January 2012.

We recognized $3.3 million of revenue from this agreement during the first fiscal quarter of 2012, corresponding with the estimated end point date in January of 2012, compared to $10.0 million of revenue in the first quarter of 2011. As of March 31, 2012, the upfront payments received under this contract had been fully amortized to revenue.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement were amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they were received and earned. We have received all $4.0 million of the contingent milestones, and amortized the funding received over the duration of our obligations.  We completed our work under this contract in fiscal 2011.  As a result, we recognized approximately $200,000 of revenue in the first fiscal quarter of 2011, and did not recognize any revenue under this agreement during fiscal 2012.

Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program.  Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. We recognized approximately $110,000 of royalty revenue for the three months ended March 31, 2012, compared to $40,000 in the three months ended March 31, 2011.  During the three months ended March 31, 2011, we received $115,000 in cost reimbursement for Prochymal used in our adult expanded access program.

As discussed in Note 4- Segment Reporting below, we also operate a Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures.  We launched commercial distribution of our Biosurgery products in late 2010, and have continued to increase our distribution volume since that time.  Due to the nature of the products and the manufacturing process, all sales are final.  We recognized revenues of approximately $1.1 million and $37,000 from the distribution of Biosurgery products during the three months ended March 31, 2012 and 2011, respectively.

Research and Development Costs

We expense internal and external research and development (“R&D”) costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Research and development costs	$2,747	$1,216	$3,963	$3,845	$866	$4,711

We do not track internal development costs by project within the Therapeutics segment.  We do, however, track external research and development costs by project, which were as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
External R&D Costs By Indication	($000s)	($000s)
Acute myocardial infarction	$851	$1,378
Treatment-resistant GvHD	100	154
Refractory Crohn’s disease	216	403
Other therapeutic programs	155	242
Therapeutics external R&D costs -	1,322	2,177

Biosurgery external R&D costs -	558	183

Total External R&D Costs -	$1,880	$2,360

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

Diluted loss per common share for the three months ended March 31, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding warrant, and all 1,938,447 of our outstanding options as of March 31, 2012, as their impact on our net loss for this period is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for that period.

Diluted income per common share for the three months ended March 31, 2011 excludes the “out-of the money” 1,000,000 shares issuable upon the exercise of our outstanding warrant and approximately 1,032,000 “out-of the money” stock options, as their effect on our net income for this period is anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(000s)	(000s)
Basic weighted average common shares outstanding	32,830	32,807
Dilutive weighted average options outstanding	—	306
Dilutive weighted average warrants outstanding	—	—
Diluted weighted average common shares outstanding	32,830	33,113

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

Inventory

We began carrying inventory of our Biosurgery products on our balance sheet following commercial launch of such products. Inventory consists of raw materials, biologic products in process, and products available for distribution. We determine our inventory values using the first-in, first-out method. Inventory is valued at the lower of cost or market, and excludes units that we anticipate distributing for clinical evaluation.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Our Biosurgery inventory consists of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	($000)	($000)
Inventory
Raw materials and supplies	$170	$184
Finished goods	245	583

Total Biosurgery inventory	$415	$767

We do not carry any inventory for our Therapeutics products, as none of the product candidates from this segment are currently available for commercial sale. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Accordingly, manufactured clinical doses of our drug candidates are expensed as incurred, consistent with our accounting for all other research and development costs.

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

A summary of option activity under both of our stock-based compensation plans for the three months ended March 31, 2012 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2012	1,702,072	$9.06	6.8	$1,533
Granted at market value	269,000	5.08
Exercised	—	—		—
Forfeited	(32,625)	9.52
Outstanding at March 31, 2012	1,938,447	8.50	6.3	1,466

Exercisable at March 31, 2012	1,095,197	9.60	5.1	1,451

The weighted average grant date fair value of options granted during the three months ended March 31, 2012 was $2.60 per share.

As of March 31, 2012, approximately 160,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of comprehensive (loss) income for the three months ended March 31, 2012 and 2011 is allocable to our research and development and general and administrative activities as follows:

	Three Months Ended March 31,
	2012	2011
	($000)	($000)
Research and development	$137	$243
General and administrative	248	361
Total	$385	$604

As of March 31, 2012, there was approximately $1.5 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately one year, as the options vest.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

3.             Collaboration Agreements

We are a party to several material collaborative agreements and other contracts as fully described in Note 2 of our 2011 10-K. There have not been any material changes to any of these agreements during 2012 that require disclosure.  The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

4.             Segment Reporting

We manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. As of March 31, 2012, our Therapeutics segment does not have any products approved for sale and its revenues consist primarily of collaborative research agreements and royalties as described in our 2011 10-K in the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body’s natural healing.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

The costs specifically attributable to each of our segments for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$1,137	$1,137	$—	$37	$37
Cost of product revenues	—	387	387	—	15	15
Gross profit	—	750	750	—	22	22

Revenue from collaborative research agreements and royalties	3,446	—	3,446	10,395	—	10,395

Operating expenses:
Research and development	2,747	1,216	3,963	3,845	866	4,711
General and administrative	1,151	372	1,523	1,499	197	1,696
	3,898	1,588	5,486	5,344	1,063	6,407

(Loss) income from operations	$(452)	$(838)	$(1,290)	$5,051	$(1,041)	$4,010

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

The assets specifically attributable to each of our segments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012			December 31, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$130	$867	$997	$37	$691	$728
Inventory	—	415	415	—	767	767
Total segment assets	$130	$1,282	$1,412	$37	$1,458	$1,495

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2012. The primary difference for 2012 between our net loss for financial reporting purposes and the loss for income tax reporting purposes relates to the recognition of deferred revenue from our collaborative agreement with Genzyme, which was previously reported for income tax purposes. During each of the three months ended March 31, 2012 and 2011 we did not recognize any income tax expense.

At March 31, 2012, the balance of our net operating loss and tax credit carryforwards was approximately $76.9 million. During fiscal 2010, we released a portion of valuation allowance in the amount of $3.2 million to reflect our expectation of being able to utilize net operating loss and tax credit carryforwards when we file our 2011 income tax returns. During the second quarter of 2011, upon filing our 2010 income tax returns, we reduced our deferred tax asset to $2.2 million, and we expect to utilize this during fiscal 2012. Our remaining deferred tax assets have been fully reserved in both 2012 and 2011 since their ultimate future realization cannot be assured.

6.             Investments Available for Sale

Investments available for sale consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$254	$—	$—	$254	$527	$—	$—	$527
Commercial paper	10,983	4	—	10,987	15,411	4	(1)	15,414
	11,237	4	—	11,241	15,937	4	(1)	15,940
Short term investments:
Commom stock and municipal securities	1,090	—	—	1,090	1,612	—	(1)	1,611
Corporate notes and bounds	29,087	8	(9)	29,086	26,834	16	—	26,850
US & International government agencies	200	1	—	201	1,201	2	—	1,203
	30,377	9	(9)	30,377	29,647	18	(1)	29,664

Investments available for sale	$41,614	$13	$(9)	$41,618	$45,584	$22	$(2)	$45,604

The following table summarizes maturities of our investments available for sale as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$30,620	$30,632	$42,612	$42,627
Between 3—12 months	—	—	—	—
Between 1—2 years	10,994	10,986	2,971	2,977
Investments available for sale	$41,614	$41,618	$45,584	$45,604

Realized gains and investment income earned on investments available for sale were $18,000 for the three months ended March 31, 2012, and have been included as a component of “Other income, net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$254	$—	$—	$254
Government obligations	201	—	—	201
Agency obligations	—	29,086	—	29,086
Corporate debt securities & commercial paper	—	10,987	—	10,987
Municipal securities	—	1,090	—	1,090

Investments available for sale	$455	$41,163	$—	$41,618

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	December 31, 2011
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$27	$—	$—	$27
Government obligations	1,203	—	—	1,203
Certificates of deposit	—	500	—	500
Agency obligations	—	26,850	—	26,850
Corporate debt securities & commercial paper	—	15,413	—	15,413
Municipal securities	—	1,611	—	1,611

Investments available for sale	$1,230	$44,374	$—	$45,604

8.             Subsequent Events

We evaluated our March 31, 2012 financial statements for subsequent events through the date the financial statements were available for issuance. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical strategy for mesenchymal stem cells (MSCs) and biologic drug candidates and marketed biosurgery products (including Prochymal®, Chondrogen ®, Grafix®  and Ovation®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease; our ability to supply a sufficient amount of our marketed products or product candidates and, if approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our relationship with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our ability to benefit from government contracts; our plans for sales and marketing; our plans regarding facilities; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2011, and our unaudited Condensed Financial Statements for the three months ended March 31, 2012 and other disclosures included in this Quarterly Report on Form 10-Q.  Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,” “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2012 and 2011.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2011.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

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

In our Biosurgery business, we currently manufacture, market and distribute Grafix and Ovation for tissue repair. In our Therapeutics segment, our pipeline of internally developed biologic drug candidates under evaluation includes Prochymal for inflammatory, autoimmune and cardiovascular indications, as well as Chondrogen for arthritis in the knee. We believe our stem cell therapeutic products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation.

We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

Therapeutics Segment.  Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in clinical trials for a number of indications, including acute graft versus host disease (“GvHD”), Crohn’s disease, acute myocardial infarction, type 1 diabetes and gastrointestinal injury resulting from radiation exposure (animal rule). Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”). Our pipeline of internally developed biologic drug candidates under evaluation also includes Chondrogen for osteoarthritis in the knee

The following table summarizes key information about our active clinical trials for our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Steroid Refractory Acute GvHD	In Registration

	Biologics Refractory Crohn’s Disease	Phase 3

	Type I Diabetes Mellitus	Phase 2

	Acute Myocardial Infarction	Phase 2

	Acute Radiation Syndrome	Phase 3(Animal Rule)

Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

Clinical Program Update

Prochymal for Treatment-Resistant Acute GvHD.  During the first quarter of fiscal 2012, Health Canada commissioned an independent expert advisory panel to evaluate the safety and efficacy of Prochymal for the treatment of acute GvHD in children.  The outcome of the panel's review was a recommendation in favor of our New Drug Submission for Prochymal.  Health Canada is not obligated to follow the panel's recommendation.  Currently, Health Canada is completing their review of our application and has told us they expect to render a decision during the second quarter of fiscal 2012.

There have been no other significant changes to our clinical programs in our Therapeutics segment since we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Grafix and Ovation are regulated by the FDA under 21CFR Part 1271, Human Cells, Tissues and Cellular and Tissue-based Products (“HCT/Ps”). We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks (“AATB”). Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every lot to demonstrate suitability for transplantation. Our Biosurgery products are all manufactured in our Columbia, Maryland facility. Each lot is tested to confirm viable cell content post thaw.

We market and distribute both Grafix and Ovation through a network of distributors as well as directly to hospitals and clinics. A significant market for Grafix is chronic wounds, which are primarily treated in the outpatient setting, and to obtain full reimbursement for use in the outpatient setting, a prospective randomized clinical trial comparing the standard of care to Grafix is needed. We have finalized the design for this reimbursement trial and expect to begin enrollment during the second quarter of fiscal 2012. The study design is intended to allow for the collection of data necessary for obtaining coverage from Medicare administrative carriers and private commercial payers.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 48 U.S. and 145 foreign patents owned or licensed. We have 30 U.S. patent applications pending and 85 foreign patent applications pending.

Financial Operations Overview

Revenue

In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights. During the fiscal quarter ended March 31, 2012 we recognized revenue of $3.3 million, which was the final deferred revenue associated with the $130.0 million upfront payment.  During the fiscal quarter ended March 31, 2011, we recognized $10.0 million of revenue from the amortization of the upfront payment.

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

In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has “discontinued” its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi’s election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

In prior years, we entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (JDRF) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. In 2003, we entered into an agreement with JCR Pharmaceuticals, granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan.  We did not recognize any revenue from these other agreements during the first quarter of fiscal 2012.  During the first quarter of fiscal 2011, we recognized $240,000 of revenue from the JDRF collaboration.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through March 31, 2012, we incurred aggregate research and development costs of approximately $414 million.

During the first fiscal quarter of 2012, we incurred $2.7 million of research and development costs in our Therapeutics segment and $1.2 million in our Biosurgery segment. For the same period in fiscal 2011, our total research and development costs were $3.8 million for our Therapeutics segment and $866,000 for our Biosurgery segment

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity for our existing biologic drug candidates as they advance through the development cycle, and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. We have increased our general and administrative expense for legal and accounting compliance costs, investor relations and other activities associated with operating as a publicly traded company and strengthened our administrative capabilities as we approach the commercial launch of Prochymal for an initial indication. Should this occur, continued expense increases will also likely result from the hiring of additional operational, financial, accounting, facilities engineering and information systems personnel.

Other Income, Net

Other income consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases and other debt financings. We do not expect to incur material interest expense in the future as we had extinguished all of our outstanding debt prior to fiscal 2009.

Provision for Income Taxes

Until fiscal 2010, we have not recognized any net deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $76.9 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income from the upfront fees we received from Genzyme Corporation is required to be recognized over several years from 2008 through 2012 for financial statement reporting purposes. For income tax purposes, the income was required to be fully recognized in 2009 and 2010. This resulted in our releasing $3.2 million of the valuation allowance on our net deferred tax assets in fiscal 2010. We recognized $1.0 million of the resulting deferred tax asset in 2011, and expect to recognize the remaining $2.2 million deferred tax asset in 2012.

We did not recognize any income tax expense or benefit during the first quarter of either fiscal 2012 or 2011.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $3.4 million for the three months ended March 31, 2012 compared to $10.4 million for the first quarter of fiscal 2011.  During the three months ended March 31, 2012, we recognized the final $3.3 million in revenue from our collaborative agreement with Genzyme and $108,000 of royalty revenues. Revenues for the three months ended March 31, 2011 consisted primarily of $10.0 million from the Genzyme agreement, $240,000 from the JDRF collaboration and $115,000 of cost reimbursements from our expanded access program for adult acute Graft verse Host Disease.

Biosurgery Product Revenues

During the three months ended March 31, 2012, we continued to expand our distribution efforts in our Biosurgery segment, both through in-house personnel as well as through our expanding distributor network.  During the three months ended March 31, 2012, we recognized $1.1 million of product revenues from the distribution of Grafix and Ovation and realized gross profit of $750,000. Revenues from the distribution of Biosurgery products in the first fiscal quarter of 2011 were $37,000, and gross profit was $22,000.  We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption. Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2012 were $4.0 million as compared to research and development expenses of $4.7 million for the same period of 2011, as follows:

	Three Months Ended September 30,
	2011	2010
	($000)	($000)
Therapeutics	$2,747	$3,845
Biosurgery	1,216	866

	$3,963	$4,711

The decrease in research and development expenses in our Therapeutics segment in the first quarter of fiscal 2012 compared to the same period in fiscal 2011 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled in the third quarter of 2011, resulting in lower patient and site costs.  The increase in research and development expenses in our Biosurgery segment in the first quarter of fiscal 2012 when compared to the same period of fiscal 2011 reflects our increased process improvement efforts and development expenses incurred in exploring additional products to bring to market.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended March 31, 2012 compared to $1.7 million for the corresponding period in fiscal 2011. We incurred $372,000 of sales, general and administrative expenses related to our Biosurgery segment during the three months ended March 31, 2012, compared to $197,000 in the corresponding period of fiscal 2011. General and administrative expenses incurred in our Therapeutics segment during the first quarter of fiscal 2012 were $1.2 million compared to $1.5 million in the corresponding period of fiscal 2011.  This decrease is the result of our continued cost cutting efforts and the refinement of many of our general business processes.

Other Income, Net

Investment income, net, was $18,000 for the three months ended March 31, 2012, compared to $29,000 in the corresponding period in fiscal 2011.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during the first fiscal quarter of either 2012 or 2011.

Provision for Income Taxes

We did not recognize any income tax benefit related to our operating loss in the first fiscal quarter of 2012 because the realization of any tax benefit cannot be assured. We did not recognize any income tax expense during the first fiscal quarter of 2011because we did not expect to report taxable income for fiscal year 2011.

Other Comprehensive (Loss) Income

Our other comprehensive (loss) income consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the first quarter of fiscal 2012, we recognized unrealized losses of $16,000 compared to unrealized gains of $12,000 during the same period of fiscal 2011.

Liquidity and Capital Resources

Liquidity

At March 31, 2012, we had $43.2 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of March 31, 2012 to fund our operations through the commercialization of our first biological drug candidate.

Cash Flows

Comparison of Three Months Ended March 31, 2012 and 2011

Net cash used in operating activities for the three months ended March 31, 2012 was $4.0 million compared to $6.0 million in the corresponding fiscal period of the prior year.  The 2012 net loss of $1.3 million was increased by the final amortization of deferred revenue, which was partially offset by $562,000 of non-cash expenses.  Net cash used in operating activities during the first three months of 2011 reflect our net income of $4.0 million, which was offset primarily by reductions in deferred revenue and accounts payables and accrued expenses. Non-cash expenses incurred during the first quarter of 2011 were $793,000.

Cash provided by investing activities during the first three months of 2012 was $4.0 million compared to $6.0 million in the same period of the prior year.  Cash provided by investing activities during both fiscal periods was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

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

Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three months ended March 31, 2012 or 2011, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                  Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                         Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on March 14, 2012.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: May 10, 2012	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2012	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)