Form 10-Q
period 2012-06-30
OSIRIS THERAPEUTICS, INC.
filed 2012-08-09
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2012
Common Stock, par value $0.001 per share	32,868,021

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                            Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$1,109	$1,661
Investments available for sale	37,637	45,604
Accounts receivable, net	1,393	728
Inventory	475	767
Deferred tax asset	—	2,188
Prepaid expenses and other current assets	3,371	470
Total current assets	43,985	51,418

Property and equipment, net	2,153	2,463
Restricted cash	392	392
Total assets	$46,530	$54,273

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,166	$4,692
Deferred revenue, current portion	—	3,333
Total current liabilities	5,166	8,025

Other long-term liabilities	405	430
Total liabilities	5,571	8,455

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,868 shares outstanding - 2012, 32,828 shares outstanding - 2011	33	33
Additional paid-in-capital	278,785	278,092
Accumulated other comprehensive income	5	20
Accumulated deficit	(237,864)	(232,327)
Total stockholders’ equity	40,959	45,818
Total liabilities and stockholders’ equity	$46,530	$54,273

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Product revenues	$1,626	$130	$2,763	$167
Cost of product revenues	552	55	939	70
Gross profit	1,074	75	1,824	97

Revenue from collaborative research agreements and royalties	98	10,224	3,544	20,619

Operating expenses:
Research and development	4,072	5,209	8,035	9,920
General and administrative	1,418	3,280	2,941	4,976
	5,490	8,489	10,976	14,896

(Loss) income from operations	(4,318)	1,810	(5,608)	5,820

Other income, net	21	25	39	54

(Loss) income before income taxes	(4,297)	1,835	(5,569)	5,874

Income tax benefit (expense)	32	(43)	32	(43)

Net (loss) income	(4,265)	1,792	(5,537)	5,831

Other comprehensive income
Unrealized gain (loss) on investments available for sale	1	22	(15)	34

Total comprehensive (loss) income	$(4,264)	$1,814	$(5,552)	$5,865

Basic (loss) earnings per share	$(0.13)	$0.05	$(0.17)	$0.18

Diluted (loss) earnings per share	$(0.13)	$0.05	$(0.17)	$0.18

Weighted average common shares (basic)	32,860	32,821	32,845	32,814

Weighted average common shares (diluted)	32,860	33,134	32,845	33,124

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2012	32,827,521	$33	$278,092	$20	$(232,327)	$45,818

Exercise of options to purchase common stock ($0.40 per share)	15,500	—	6	—	—	6

Share-based payment-director services ($5.08 per share)	25,000	—	127	—	—	127

Share-based payment-employee compensation	—	—	560	—	—	560

Net loss	—	—	—	—	(5,537)	(5,537)

Unrealized loss on investments available for sale	—	—	—	(15)	—	(15)

Balance at June 30, 2012	32,868,021	$33	$278,785	$5	$(237,864)	$40,959

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six months ended,
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(5,537)	$5,831
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	348	375
Non cash share-based payments	687	994
Provision for bad debts	11	—
Non cash expense- extension of expiration date of warrant to related party	—	1,740
Changes in operating assets and liabilities:
Accounts receivable, net	(676)	1,263
Inventory, prepaid expenses, and other current assets	(421)	(120)
Other assets	—	149
Accounts payable and accrued expenses	449	(1,195)
Deferred revenue	(3,333)	(20,480)
Net cash used in operating activities	(8,472)	(11,443)

Cash flows from investing activities:
Purchases of property and equipment	(38)	(40)
Proceeds from sale of investments available for sale	7,985	11,555
Purchases of investments available for sale	(33)	(5)
Net cash provided by investing activities	7,914	11,510

Cash flows from financing activities:
Proceeds from the issuance of common stock, net	6	1
Net cash provided by financing activities	6	1

Net (decrease) increase in cash	(552)	68
Cash at beginning of period	1,661	1,442

Cash at end of period	$1,109	$1,510

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

1.              Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory and cardiovascular disease areas, and wound healing. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During the second quarter of 2012, we received authorization from Health Canada to market our stem cell therapy Prochymal® (remestemcel-L), for the treatment of acute graft-vs-host disease (GvHD) in children. This was the first marketing approval for one of our biologic drug candidates, and marks the world’s first regulatory approval of a manufactured stem cell therapeutic product and the first therapy approved for GvHD.  Subsequent to the approval by Health Canada, we have also been granted marketing consent for Prochymal for the same indication in New Zealand.  We expect to commence commercial distribution during the second half of 2012.

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

Revenue Recognition

To date, our Therapeutics segment has generated revenues from collaborative agreements and research licenses. We evaluate revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a standalone basis and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company (“Genzyme”), for the development and commercialization of our biologic drug candidates, Prochymal and Chondrogen®. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. As discussed in Note 15, Subsequent Events in our Annual Report on Form 10-K for the Year Ended December 31, 2011 (“2011 10-K”), in February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it has “discontinued” its project with Prochymal for GvHD. The statement issued by Sanofi was made without consultation with or knowledge by us. Through our legal counsel, we have advised Sanofi that we are treating these public statements as Sanofi’s election to terminate the collaboration agreement. The agreement provides for voluntary termination by Sanofi and that, upon such voluntary termination, all rights to Prochymal revert back to us, and we are free to commercialize or enter into commercialization agreements for Prochymal with other parties without restriction. While we have been proceeding on the basis that Sanofi has terminated the collaboration agreement, Sanofi has since advised us that it disagrees with our characterization of their press release. We have requested an explanation from Sanofi with respect to their statements regarding Prochymal. There can be no assurances as to the outcome of these matters. However, we continue to proceed with our Prochymal regulatory approval efforts and, if successful, commercialization, alone or with another collaborator.

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

We recognized $3.3 million of revenue from this agreement during 2012, all of which came during the first fiscal quarter corresponding with the estimated end point date in January of 2012, compared to $10.0 million of revenue in each of the first two quarters of 2011. As of January 31, 2012, the upfront payments received under this contract had been fully amortized to revenue.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and amortized the funding received over the duration of our obligations.  We completed our work under this contract in fiscal 2011.  As a result, we recognized approximately $200,000 of revenue in each of the first two fiscal quarters of 2011, and did not recognize any revenue under this agreement during fiscal 2012.

Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program.  Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. We recognized approximately $70,000 and $178,000, respectively, of royalty revenue for the three and six months ended June 30, 2012, compared to $23,000 and $63,000, respectively, in the comparable periods of 2011.  During the six months ended June 30, 2012 and 2011, we received $23,000 and $75,000, respectively, in cost reimbursement for Prochymal used in our adult expanded access program.

As discussed in Note 4- Segment Reporting below, we also operate a Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures.  We launched commercial distribution of our Biosurgery products in late 2010, and continued to increases our distribution volume throughout fiscal 2011.  Due to the conditions required to preserve these products, customers may elect to have the product shipped to them, or we offer the customers use of our specially designed freezers for for storage for a maximum period of 30 days. We do not allow customers to store product at our facility for longer than 30 days.  Legal title passes to the customers when the product either leaves our shipping dock, if the customer has elected to have the product shipped to them, or when it is placed by us in a specifically designated storage unit located at our facility under the terms discussed above, if they have elected to have us temporarily store the product for them. Due to the nature of the products and the manufacturing process, we do not allow refunds or returns.

We recognized revenues of approximately $1.6 million and $2.8 million during the three and six months ended June 30, 2012 compared to approximately $130,000 and $167,000 from the distribution of such products during the three and six months ended June 30, 2011.

Research and Development Costs

We expense internal and external research and development (“R&D”) costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$2,869	$1,203	$4,072	$4,264	$945	$5,209

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$5,616	$2,419	$8,035	$8,109	$1,811	$9,920

We do not track internal development costs by project within the Therapeutics segment.  We do, however, track external research and development costs by project, which were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
External R&D Costs By Indication	($000s)	($000s)	($000s)	($000s)

Acute myocardial infarction	$594	$1,730	$1,445	$3,108
Treatment-resistant GvHD	142	139	242	293
Refractory Crohn’s disease	157	478	373	881
Other therapeutic programs	276	(155)	431	87
Therapeutics external R&D costs -	1,169	2,192	2,491	4,369

Biosurgery external R&D costs -	1,368	315	1,926	498

Total External R&D Costs -	$2,537	$2,507	$4,417	$4,867

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

Diluted loss per common share for the three and six months ended June 30, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant, and all 1,913,072 of our outstanding options as of June 30, 2012, as their impact on our net loss is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for these periods.

Diluted income per common share for the three and six months ended June 31, 2011 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant, and approximately 1,162,000 and 1,088,000, respectively, shares issuable upon the exercise of “out-of the money” stock options, as their effect is anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(000s)	(000s)	(000s)	(000s)

Basic weighted average common shares outstanding	32,860	32,821	32,845	32,814
Dilutive weighted average options outstanding	—	313	—	310
Dilutive weighted average warrants outstanding	—	—	—	—
Diluted weighted average common shares outstanding	32,860	33,134	32,845	33,124

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Our Biosurgery inventory consists of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	($000)	($000)
Inventory
Raw materials and supplies	$139	$184
Finished goods	336	583
Total Biosurgery inventory	$475	$767

We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval during the second quarter of 2012. Historically, the Therapeutics segment’s operations have focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs.  Once we begin commercial distribution, all new Prochymal manufactured will be analyzed to differentiate between doses for commercial distribution, which would be carried as inventory, and those for future research and development efforts, which will continue to be expensed as incurred

Share-Based Compensation

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

A summary of option activity under both of our stock-based compensation plans for the six months ended June 30, 2012 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2012	1,702,072	$9.06	6.8	$1,533
Granted at fair value	271,000	5.08
Exercised	(15,500)	0.40		75
Forfeited	(44,500)	9.68
Outstanding at June 30, 2012	1,913,072	8.55	6.8	7,772

Exercisable at June 30, 2012	1,107,072	9.70	5.3	4,227

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The weighted average grant date fair value of options granted during the six months ended June 30, 2012 was $2.60 per share.  We received approximately $6,000 in cash from the exercise of options during the six months ended June 30, 2012.

As of June 30, 2012, approximately 470,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of operations for the three and six months ended June 30, 2012 and 2011 is allocable to our research and development and general and administrative activities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($000)	($000)	($000)	($000)
Research and development	$185	$221	$322	$474
General and administrative	117	169	365	520
Total	$302	$390	$687	$994

As of June 30, 2012, there was approximately $1.4 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of less than one year, as the options vest.

3.             Collaboration Agreements

We are a party to several material collaborative agreements and other contracts as fully described in Note 2 of our 2011 10-K.  There have not been any material amendments to the terms of any of these agreements during 2012 that require disclosure.  The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies.

4.              Segment Reporting

We manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Revenues for our Therapeutics segment have historically consisted primarily of collaborative research agreements and royalties as described in our 2011 10-K in the “Revenue Recognition” section of Note 2, Significant Accounting Policies.  As discussed above under Note 1, Nature of Business, during the second quarter of 2012, we received authorization to market our stem cell therapy Prochymal in both Canada and New Zealand. We expect to begin commercial distribution of Prochymal in the second half of 2012.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound healing and use in surgical procedures by harnessing the ability of cells and novel constructs to promote the body’s natural healing.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The costs specifically attributable to each of our segments for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$1,626	$1,626	$—	$130	$130
Cost of product revenues	—	552	552	—	55	55
Gross profit	—	1,074	1,074	—	75	75

Revenue from collaborative research agreements and royalties	98	—	98	10,224	—	10,224

Operating expenses:
Research and development	2,869	1,203	4,072	4,264	945	5,209
General and administrative	1,037	381	1,418	3,038	242	3,280
	3,906	1,584	5,490	7,302	1,187	8,489

(Loss) income from operations	$(3,808)	$(510)	$(4,318)	$2,922	$(1,112)	$1,810

	Six Months Ended Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$2,763	$2,763	$—	$167	$167
Cost of product revenues	—	939	939	—	70	70
Gross profit	—	1,824	1,824	—	97	97

Revenue from collaborative research agreements and royalties	3,544	—	3,544	20,619	—	20,619

Operating expenses:
Research and development	5,616	2,419	8,035	8,109	1,811	9,920
General and administrative expenses and fees	2,188	753	2,941	4,537	439	4,976
	7,804	3,172	10,976	12,646	2,250	14,896

(Loss) income from operations	$(4,260)	$(1,348)	$(5,608)	$7,973	$(2,153)	$5,820

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

The assets specifically attributable to each of our segments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$117	$1,276	$1,393	$37	$691	$728
Inventory	—	475	475	—	767	767
Total segment assets	$117	$1,751	$1,868	$37	$1,458	$1,495

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2012. The primary difference for 2012 between our net loss for financial reporting purposes and the loss for income tax reporting purposes relates to the recognition of deferred revenue from our collaborative agreement with Genzyme, which was previously reported for income tax purposes. During the three months ended June 30, 2012, we filed our federal and state income tax returns for the fiscal year ended December 31, 2011 and trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.  Upon filing these 2011 tax returns, we reclassified the short-term deferred tax asset of $2.2 million to income tax receivable, which is a component of “Prepaid expenses and other current assets” in our unaudited June 30, 2012 balance sheet. Similarly, during the three months ended June 30, 2011, we filed our fiscal 2010 income tax returns and recognized income tax expense of $43,000 when truing up our short-term deferred tax asset to the amounts reported in our fiscal 2010 income tax returns.

At June 30, 2012, the balance of our net operating loss and tax credit carryforwards was approximately $100.3 million. Our deferred tax assets have been fully reserved in both 2012 and 2011 since their ultimate future realization cannot be assured.

6.              Investments Available for Sale

Investments available for sale consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$1,521	$—	$—	$1,521	$527	$—	$—	$527
Commercial paper	15,393	3	(2)	15,394	15,411	4	(1)	15,414
	16,914	3	(2)	16,915	15,937	4	(1)	15,940
Short term investments:
Municipal securities	—	—	—	—	1,612	—	(1)	1,611
Corporate notes and bonds	20,518	7	(4)	20,521	26,834	16	—	26,850
US & International government agencies	200	1	—	201	1,201	2	—	1,203
	20,718	8	(4)	20,722	29,647	18	(1)	29,664

Investments available for sale	$37,632	$11	$(6)	$37,637	$45,584	$22	$(2)	$45,604

The following table summarizes maturities of our investments available for sale as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$12,254	$12,256	$42,612	$42,627
Between 3—12 months	17,886	17,886	—	—
Between 1—2 years	7,492	7,495	2,972	2,977
Investments available for sale	$37,632	$37,637	$45,584	$45,604

Realized gains and investment income earned on investments available for sale were $21,000 and $39,000, respectively, for the three and six months ended June 30, 2012, and have been included as a component of “Other income, net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$1,521	$—	$—	$1,521
Government obligations	201	—	—	201
Agency obligations	—	20,521	—	20,521
Corporate debt securities & commercial paper	—	15,394	—	15,394

Investments available for sale	$1,722	$35,915	$—	$37,637

	December 31, 2011
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$27	$—	$—	$27
Government obligations	1,203	—	—	1,203
Certificates of deposit	—	500	—	500
Agency obligations	—	26,850	—	26,850
Corporate debt securities & commercial paper	—	15,413	—	15,413
Municipal securities	—	1,611	—	1,611

Investments available for sale	$1,230	$44,374	$—	$45,604

8.                           Subsequent Events

We evaluated our June 30, 2012 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical and commercialization strategy for mesenchymal stem cells (MSCs) and biologic drug candidates and marketed biosurgery products (including Prochymal® , Chondrogen® , Grafix®   and Ovation® ); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our relationship (current and future) with collaborating partners; our ability to maintain and benefit from, or exit from our collaborative arrangements; our ability to benefit from government contracts; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establishing and maintain reimbursement for our commercially available products; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2011, and our unaudited Condensed Financial Statements for the three and six month periods ended June 30, 2012 and other disclosures included in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the first fiscal quarter of 2012.  Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2012 and 2011.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2011.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

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

Therapeutics Segment.   Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our lead biologic drug candidate, Prochymal (remestemcel-L) has now been approved for the treatment of refractory acute graft versus host disease (“GvHD”) in pediatric patients.  We have an Expanded Access Program for pediatric and adult patients in eight countries, including the U.S.  Prochymal is also being evaluated in clinical trials for Crohn’s disease, acute myocardial infarction, type 1 diabetes and gastrointestinal injury resulting from radiation exposure (animal rule). Our pipeline of internally developed biologic drug candidates also includes Chondrogen for osteoarthritis in the knee.

The following table summarizes the status of our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Pediatric Refractory Acute GvHD	Marketing Approval received from Health Canada in May 2012 and from Medsafe (New Zealand’s medical regulatory agency) in June 2012

	Refractory Acute GvHD in pediatric and adult patients	Available in eight countries under Expanded Access Programs

	Biologics Refractory Crohn’s Disease	Phase 3

	Acute Myocardial Infarction	Phase 2

	Type I Diabetes Mellitus	Phase 2

	Acute Radiation Syndrome	Phase 3(Animal Rule)

Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

Clinical Program Update

In May 2012, we received approval from Health Canada to market Prochymal (remestemcel-L), for the treatment of refractory acute GvHD in children. We believe this is the world’s first regulatory approval of a stem cell therapeutic drug product and the first therapy approved specifically for GvHD, a devastating complication of bone marrow transplantation that kills up to 80 percent of children affected, many within just weeks of diagnosis.

Prochymal was approved under Health Canada’s Notice of Compliance with conditions (NOC/c) Policy, which provides expedited market clearance to high quality medical products that address significant unmet medical conditions and which have demonstrated favorable risk/benefit profile in clinical trials. Under the NOC/c pathway, the sponsor must agree to carry out confirmatory clinical testing.

Health Canada’s approval was made following the recommendation of an independent expert advisory panel commissioned to evaluate the Prochymal’s safety and efficacy.  In support of the application, Osiris submitted over 90,000 pages of data generated over a 20 year development cycle.  In Canada, Prochymal is now approved for the management of acute GvHD in children who fail to respond to steroids.  The approval was based on the results from clinical studies evaluating Prochymal in patients with severe refractory acute GvHD. Prochymal demonstrated a clinically significant response 28 days post initiation of therapy in 61-64 percent of patients treated.  Furthermore, treatment with Prochymal resulted in a statistically significant improvement in survival when compared to an historical control population of pediatric patients with refractory GvHD (p=0.028).  The survival benefit was most pronounced in patients with the most severe forms of GvHD.   As a condition of approval, the clinical benefit of Prochymal will be further evaluated in a case-matched confirmatory study.

In addition to the extensive patent protection for Prochymal, which includes 48 issued patents, Health Canada’s decision will also provide Prochymal with regulatory exclusivity within the territory.  Canada affords eight years of exclusivity to Innovative Drugs such as Prochymal, and an additional six-month pediatric extension is available since it is intended to treat a pediatric population.

There have not been any other significant changes to our clinical programs in our Therapeutics segment since we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We have received transitional pass-through status from the Center for Medicare & Medicaid Services (“CMS”), with C-Codes being designated for Grafix. Further, the product has been assigned pass-through status under Medicare’s outpatient prospective payment system (“OPPS”), effective July 1, 2012.   CMS also issued a preliminary positive decision for the assignment of permanent Healthcare Common Procedure Coding System (HCPCS) Q-codes for Grafix. If the decision is made permanent, it is anticipated that the Q-codes would be available starting in January 2013. The assignment of unique Q-codes will assist in facilitating reimbursement in the physician office setting, offering additional access for Medicare patients.

A study designed to allow for the collection of data necessary to obtain the permanent HCPCS Q-codes began during the second fiscal quarter of 2012.

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 48 U.S. and 153 foreign patents owned or licensed. We have 38 U.S. patent applications pending and 96 foreign patent applications pending.

Financial Operations Overview

Revenue

In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights. During the fiscal quarter ended March 31, 2012 we recognized revenue of $3.3 million, which was the final deferred revenue associated with the $130.0 million upfront payment.  We recognized $10.0 million of revenue from the amortization of the upfront payment during each of the first two fiscal quarters of 2011.

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

In prior years, we entered into strategic agreements with other companies for the development and commercialization of select stem cell biologic drug candidates for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (JDRF) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. In 2003, we entered into an agreement with JCR Pharmaceuticals, granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan.  We did not recognize any revenue from these other agreements during fiscal 2012.  We recognized approximately $240,000 of revenue from the JDRF collaboration during each of the first two fiscal quarters of 2011.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2012, we incurred aggregate research and development costs of approximately $418 million.

During the three and six months ended June 30, 2012, we incurred $2.9 million and $5.6 million, respectively, of research and development costs in our Therapeutics segment and $1.2 million and $2.4 million in our Biosurgery segment. During the three and six months ended June 30, 2011, our total research and development costs were $4.3 million and $8.1 million, respectively, for our Therapeutics segment and $945,000 and $1.8 million for our Biosurgery segment

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity for our existing biologic drug candidates as they advance through the development cycle, and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. We have experienced a general decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense.  However, we expect future expense increases to likely result from the hiring of additional operational, financial, accounting, facilities engineering and information systems personnel we approach the commercial launch of Prochymal for an initial indication.

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

Provision for Income Taxes

Until fiscal 2010, we have not recognized any net deferred tax assets or liabilities in our financial statements because we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $100.3 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income from the upfront fees we received from Genzyme Corporation was required to be recognized over several years from 2008 through the first quarter 2012 for financial statement reporting purposes. For income tax purposes, the income was required to be fully recognized in 2009 and 2010. This resulted in our releasing $3.2 million of the valuation allowance on our net deferred tax assets in fiscal 2010. We recognized $1.0 million of the resulting deferred tax asset in 2011, and we recognized the remaining $2.2 million deferred tax asset in 2012.  Upon filing these 2011 tax returns, we reclassified the short-term deferred tax asset to income tax receivable, which is a component of “Prepaid expenses and other current assets” in our unaudited June 30, 2012 balance sheet.

During the three months ended June 30, 2012, we filed our federal and state income tax returns for the fiscal year ended December 31, 2011 and trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.  Similarly, during the three months ended June 30, 2011, we filed our fiscal 2010 income tax returns and recognized income tax expense of $43,000 when truing up our short-term deferred tax asset to the amounts reported in our fiscal 2010 income tax returns.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three andsix months ended June 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Biosurgery Product Revenues

During the three months ended June 30, 2012, we continued to expand our distribution efforts in our Biosurgery segment, both through in-house personnel as well as through our expanding distributor network.  During the three months ended June 30, 2012, we recognized $1.6 million of product revenues from the distribution of Grafix and Ovation and realized gross profit of $1.1 million. Revenues from the distribution of Biosurgery products in the second fiscal quarter of 2011 were $130,000, and gross profit was $75,000.  The increase in revenue and gross profit in 2012 is due to volume increases as we have continued to expand our distribution network. We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption. Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $98,000 for the three months ended June 30, 2012, compared to $10.2 million for comparable fiscal period 2011.  All of the deferred revenues from the Genzyme and JDRF agreements had been amortized prior to the second quarter of 2012, so revenues from collaborative research agreements and royalties during that period consist primarily of royalties and cost reimbursement under our adult expanded access program. Revenues for the three months ended June 30, 2011 consisted primarily of $10.0 million from the Genzyme agreement, with the remainder of the collaborative research revenues coming from the JDRF collaboration.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 were $4.1 million as compared to research and development expenses of $5.2 million for the same period of 2011, as follows:

	Three Months Ended June 30,
	2012	2011
	($000)	($000)
Therapeutics	$2,869	$4,264
Biosurgery	1,203	945

	$4,072	$5,209

The decrease in research and development expenses in our Therapeutics segment in the second quarter of fiscal 2012 compared to the same period in fiscal 2011 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled in the third quarter of 2011, resulting in lower patient and site costs since then.  The increase in research and development expenses in our Biosurgery segment in fiscal 2012 reflects our increased process improvement efforts and development expenses incurred in exploring additional products to bring to market and the enrollment of the clinical trial required for to obtain cost reimbursement for Grafix.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended June 30, 2012 compared to $3.3 million for the corresponding period in fiscal 2011. We incurred $381,000 of sales, general and administrative expenses related to our Biosurgery segment during the three months ended June 30, 2012, compared to $242,000 in the corresponding period of fiscal 2011. General and administrative expenses incurred in our Therapeutics segment during the second quarter of fiscal 2012 were $1.0 million, compared to $3.0 million in the corresponding period of fiscal 2011, which included $1.7 million of non-cash compensation expense related to the extension of the expiration of a Warrant held by the chairman of our board of directors.  The remaining decrease is the result of our continued cost cutting efforts and the refinement of many of our general business processes.

Other Income, Net

Other income, net was $21,000 for the three months ended June 30, 2012, compared to $25,000 in the corresponding period in fiscal 2011.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense during either 2012 or 2011.

Benefit (Provision) for Income Taxes

During the three months ended June 30, 2012, we filed our federal and state income tax returns for the fiscal year ended December 31, 2011 and trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.  Similarly, during the three months ended June 30, 2011, we filed our fiscal 2010 income tax returns and recognized income tax expense of $43,000 when truing up our short-term deferred tax asset to the amounts reported in our fiscal 2010 income tax returns.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the second quarter of fiscal 2012, we recognized an unrealized gain of $1,000 compared to unrealized gains of $22,000 during the same period of fiscal 2011.

Comparison of Six Months Ended June 30, 2012 and 2011

Biosurgery Product Revenues

During the six months ended June 30, 2012, we continued to expand our distribution efforts in our Biosurgery segment, both through in-house personnel as well as through our expanding distributor network.  During this period, we recognized $2.8 million of product revenues from the distribution of our Biosurgery products and realized gross profit of $1.8 million. Revenues from the distribution of Biosurgery products in the comparable period of fiscal 2011 were $167,000, and gross profit was $97,000.  The increase in revenue and gross profit in 2012is due to volume increases as we have continued to expand our distribution network. We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption. Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $3.5 million for the six months ended June 30, 2012, compared to $20.6 million for the comparable period of fiscal 2011.  We recognized the final $3.3 million in revenue from our collaborative agreement with Genzyme during January 2012 and approximately $200,000 of royalty revenues and cost reimbursement under our adult expanded access program. All of the revenue from the JDRF collaboration had been recognized prior to 2012.  Revenues for the six months ended June 30, 2011 consisted primarily of $20.0 million from the Genzyme agreement, $480,000 from the JDRF collaboration, and approximately $150,000 of royalty revenues and cost reimbursements from our expanded access program for adult acute Graft versus Host Disease.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2012 were $8.0 million as compared to research and development expenses of $9.9 million for the same period of 2011, as follows:

	Six Months Ended June 30,
	2012	2011
	($000)	($000)
Therapeutics	$5,616	$8,109
Biosurgery	2,419	1,811

	$8,035	$9,920

The decrease in research and development expenses in our Therapeutics segment in the first half of fiscal 2012 compared to the same period in fiscal 2011 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled in the third quarter of 2011, resulting in lower patient and site costs since then and reduced activity in our Crohn’s disease clinical trial.  The increase in research and development expenses in our Biosurgery segment in fiscal 2012 when compared to the same period of fiscal 2011 reflects our increased process improvement efforts and development expenses incurred in exploring additional products to bring to market and the enrollment of the clinical trial required for to obtain cost reimbursement for Grafix.

General and Administrative Expenses

General and administrative expenses were $2.9 million for the six months ended June 30, 2012 compared to $5.0 million for the corresponding period in fiscal 2011. We incurred $753,000 of sales, general and administrative expenses related to our Biosurgery segment during the period, compared to $439,000 in the corresponding period of fiscal 2011. General and administrative expenses incurred in our Therapeutics segment during the first half of fiscal 2012 were $2.2 million compared to $4.5 million in the corresponding period of fiscal 2011, which included $1.7 million of non-cash compensation expense related to the extension of the expiration of a Warrant held by the chairman of our board of directors.  The remaining decrease is the result of our continued cost cutting efforts and the refinement of many of our general business processes.

Other Income, Net

Other income, net, was $39,000 for the six months ended June 30, 2012, compared to $54,000 in the corresponding period in fiscal 2011.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. We did not incur any interest expense in either 2012 or 2011.

Benefit (Provision) for Income Taxes

During the six months ended June 30, 2012, we trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.  Similarly, during the second fiscal quarter of 2011, we filed our fiscal 2010 income tax returns and recognized income tax expense of $43,000 when truing up our short-term deferred tax asset to the amounts reported in our fiscal 2010 income tax returns.

Other Comprehensive (Loss) Income

Our other comprehensive (loss) income consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the first half of fiscal 2012, we recognized unrealized losses of $15,000 compared to unrealized gains of $34,000 during the comparable period of fiscal 2011.

Liquidity and Capital Resources

Liquidity

At June 30, 2012, we had $38.7 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of June 30, 2012 to fund our operations until we become cash flow positive through operations.

Cash Flows

Comparison of Six Months Ended June 30, 2012 and 2011

Net cash used in operating activities for the six months ended June 30, 2012 was $8.5 million compared to $11.4 million in the corresponding fiscal period of the prior year.  The 2012 net loss of $5.5 million was increased by the final amortization of deferred revenue, which was partially offset by $1.0 million of non-cash expenses and cash provided by other decreases in working capital.  Net cash used in operating activities during 2011 reflect our net income of $5.8 million, which was offset primarily by reductions in deferred revenue and accounts payables and accrued expenses. Non-cash expenses incurred during the first quarter of 2011 were $3.1 million, which includes a $1.7 million charge related to the extension of the expiration date of our outstanding warrant.

Cash provided by investing activities during 2012 was $7.9 million compared to $11.5 million in 2011.  Cash provided by investing activities during both fiscal periods was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

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

Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the six months ended June 30, 2012 or 2011, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                  Mine Safety Disclosures.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 9, 2012	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2012	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)