Form 10-Q
period 2012-09-30
OSIRIS THERAPEUTICS, INC.
filed 2012-11-09
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock, par value $0.001 per share	32,875,021

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                                                                                 Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$1,056	$1,661
Investments available for sale	36,159	45,604
Accounts receivable, net	2,231	728
Inventory	922	767
Deferred tax asset	—	2,188
Prepaid expenses and other current assets	1,062	470
Total current assets	41,430	51,418

Property and equipment, net	2,220	2,463
Restricted cash	318	392
Total assets	$43,968	$54,273

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$5,002	$4,692
Capital lease obligations, current portion	44	—
Deferred revenue, current portion	—	3,333
Total current liabilities	5,046	8,025

Long-term portion of capital lease obligations	173	—
Other long-term liabilities	387	430
Total liabilities	5,606	8,455

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,874 shares outstanding - 2012, 32,828 shares outstanding - 2011	33	33
Additional paid-in-capital	279,092	278,092
Accumulated other comprehensive income	15	20
Accumulated deficit	(240,778)	(232,327)
Total stockholders’ equity	38,362	45,818
Total liabilities and stockholders’ equity	$43,968	$54,273

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Product revenues	$2,151	$331	$4,914	$498
Cost of product revenues	732	139	1,671	209
Gross profit	1,419	192	3,243	289

Revenue from collaborative research agreements and royalties	232	10,242	3,776	30,861

Operating expenses:
Research and development	2,983	5,018	11,018	14,938
General and administrative	1,600	1,429	4,541	6,405
	4,583	6,447	15,559	21,343

(Loss) income from operations	(2,932)	3,987	(8,540)	9,807

Other income, net	13	26	52	80

(Loss) income before income taxes	(2,919)	4,013	(8,488)	9,887

Income tax benefit (expense)	5	—	37	(43)

Net (loss) income	(2,914)	4,013	(8,451)	9,844

Other comprehensive income
Unrealized gain (loss) on investments available for sale	10	(9)	(5)	25

Total comprehensive (loss) income	$(2,904)	$4,004	$(8,456)	$9,869

Basic (loss) earnings per share	$(0.09)	$0.12	$(0.26)	$0.30

Diluted (loss) earnings per share	$(0.09)	$0.12	$(0.26)	$0.30

Weighted average common shares (basic)	32,871	32,826	32,854	32,818

Weighted average common shares (diluted)	32,871	33,121	32,854	33,121

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2012	32,827,521	$33	$278,092	$20	$(232,327)	$45,818

Exercise of options to purchase common stock ($0.40-$7.74 per share)	21,500	—	48	—	—	48

Share-based payment-director services ($5.08 per share)	25,000	—	127	—	—	127

Share-based payment-employee compensation	—	—	825	—	—	825

Net loss	—	—	—	—	(8,451)	(8,451)

Unrealized loss on investments available for sale	—	—	—	(5)	—	(5)

Balance at September 30, 2012	32,874,021	$33	$279,092	$15	$(240,778)	$38,362

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine months ended ,
	Sept 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(8,451)	$9,844
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	528	560
Non cash share-based payments	952	1,341
Provision for bad debts	11	—
Non cash expense- extension of expiration date of warrant to related party	—	1,740
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	468
Inventory, prepaid expenses, and other current assets	(747)	733
Deferred tax assets	2,188	—
Other assets	—	165
Accounts payable and accrued expenses	267	21
Deferred revenue	(3,333)	(30,720)
Net cash used in operating activities	(10,099)	(15,848)

Cash flows from investing activities:
Purchases of property and equipment	(57)	(79)
Proceeds from sale of investments available for sale	9,485	15,805
Purchases of investments available for sale	(45)	(68)
Net cash provided by investing activities	9,383	15,658

Cash flows from financing activities:
Principal payments on capital lease obligations	(11)	—
Restricted cash	74	129
Proceeds from the issuance of common stock, net	48	22
Net cash provided by financing activities	111	151

Net decrease in cash	(605)	(39)
Cash at beginning of period	1,661	1,442

Cash at end of period	$1,056	$1,403

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

1.             Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products to treat serious medical conditions in the inflammatory, cardiovascular, orthopedic, and wound healing markets.

We have two business segments, Therapeutics and Biosurgery.  Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source- adult bone marrow.  Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Our Biosurgery business, which we created in 2009 and has operated as a separate segment since 2010, focuses on products for orthopedics and wound healing and use in surgical procedures to harness the ability of cells and novel constructs to promote the body’s natural healing.

Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During the second quarter of 2012, we received authorization from Health Canada to market our stem cell therapy Prochymal® (remestemcel-L), for the treatment of refactory acute graft-vs-host disease (GvHD) in children. This was the first marketing approval for one of our biologic drug candidates, and marks the world’s first regulatory approval of a manufactured stem cell therapeutic product and the first therapy approved for GvHD.  Subsequent to the approval by Health Canada, we have also been granted marketing consent for Prochymal for the same indication in New Zealand.  We expect to commence commercial distribution in the near future.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to deferred tax assets, inventory valuation, and share-based compensation.

Revenue Recognition

To date, our Therapeutics segment has generated revenues primarily from collaborative agreements and research licenses. We evaluate revenues from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a standalone basis and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting requires us to exercise judgment.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company (“Genzyme”), for the development and commercialization of our biologic drug candidates, Prochymal and Chondrogen®. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. As discussed in Note 15, Subsequent Events in our Annual Report on Form 10-K for the Year Ended December 31, 2011 (“2011 10-K”), in February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it had discontinued its project with Prochymal for GvHD. In September 2012, we reached agreement with Sanofi to conclude the Collaboration Agreement without either party having any continuing obligation to the other. We are continuing to proceed with our Prochymal regulatory approval and commercialization efforts.

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

We recognized $3.3 million of revenue from this agreement during 2012, all of which came during the first fiscal quarter corresponding with the estimated end point date in January of 2012, compared to $10.0 million of revenue in each of the first three quarters of 2011. As of January 31, 2012, the upfront payments received under this contract had been fully amortized to revenue.

In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (“JDRF”) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and amortized the funding received over the duration of our obligations.  We completed our work under this contract in fiscal 2011.  As a result, we recognized approximately $250,000 of revenue in each of the first three fiscal quarters of 2011, and did not recognize any revenue under this agreement during fiscal 2012.

Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program.  Royalties are earned on the sale of human MSCs sold for research purposes. We recognize this revenue as sales are made. We recognized approximately $73,000 and $251,000, respectively, of royalty revenue for the three and nine months ended September 30, 2012, compared to $65,000 for the nine months ended September 30, 2011, of which an immaterial amount was realized in the three months then ended.  During the nine months ended September 30, 2012 and 2011, we received $175,000 and $75,000, respectively, in cost reimbursement for Prochymal used in our adult expanded access program.

As discussed in Note 4- Segment Reporting below, we also operate a Biosurgery segment, focused on developing high-end biologic products for use in orthopedic, wound healing and surgical procedures.  We launched commercial distribution of our Biosurgery products in late 2010, and continued to increase our distribution volume throughout fiscal 2011 and 2012.  Due to the conditions required to preserve these products, customers may elect to have the product shipped to them, or we offer the customers use of our specially designed freezers for storage for a maximum period of 30 days. We do not allow customers to store product at our facility for longer than 30 days.  Legal title passes to the customers when the product either leaves our shipping dock, if the customer has elected to have the product shipped to them, or when it is placed by us in a specifically designated storage unit located at our facility under the terms discussed above, if they have elected to have us temporarily store the product for them. Due to the nature of the products and the manufacturing process, we do not allow sales returns or refunds.

We recognized revenues of approximately $2.2 million and $4.9 million during the three and nine months ended September 30, 2012 compared to approximately $331,000 and $498,000 from the distribution of such products during the three and nine months ended September 30, 2011.

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

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

	Three Months Ended			Three Months Ended
	Septrmber 30, 2012			Septrmber 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$1,798	$1,185	$2,983	$4,411	$607	$5,018

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$7,414	$3,604	$11,018	$12,520	$2,418	$14,938

We do not track internal development costs by project within the Therapeutics segment.  We do, however, track external research and development costs by project, which were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
External R&D Costs By Indication	($000s)	($000s)	($000s)	($000s)
Acute myocardial infarction	$123	$1,865	$1,568	$4,973
Treatment-resistant GvHD	322	325	564	618
Refractory Crohn’s disease	179	358	552	1,239
Other therapeutic programs	17	114	448	201
Therapeutics external R&D costs -	641	2,662	3,132	7,031

Diabetic foot ulcer	499	—	733	—
Other biosurgery programs	588	207	2,280	705
Biosurgery external R&D costs -	1,087	207	3,013	705

Total External R&D Costs -	$1,728	$2,869	$6,145	$7,736

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

Diluted loss per common share for the three and nine months ended September 30, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant, and all 1,923,322 of our outstanding options as of September 30, 2012, as their impact on our net loss is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for these periods.

Diluted income per common share for the three and nine months ended September 30, 2011 excludes the 1,000,000 shares issuable upon the exercise of an outstanding “out-of the money” warrant, and approximately 1,376,000 and 1,123,000, respectively, shares issuable upon the exercise of “out-of the money” stock options, as their effect is anti-dilutive.

A reconciliation of basic to diluted weighted average common shares outstanding for the applicable periods is as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(000s)	(000s)	(000s)	(000s)

Basic weighted average common shares outstanding	32,871	32,826	32,854	32,818
Dilutive weighted average options outstanding	—	295	—	303
Dilutive weighted average warrants outstanding	—	—	—	—
Diluted weighted average common shares outstanding	32,871	33,121	32,854	33,121

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

Our Biosurgery inventory consists of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	($000)	($000)
Inventory
Raw materials and supplies	$272	$184
Work-in-process	231	45
Finished goods	419	538
Total Biosurgery inventory	$922	$767

We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval during the second quarter of 2012. Historically, our Therapeutics segment operations have focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs.  Once we begin commercial distribution, all newly manufactured Prochymal doses will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

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

A summary of option activity under both of our stock-based compensation plans for the nine months ended September 30, 2012 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2012	1,702,072	$9.06	6.8	$1,533
Granted at fair value	296,000	5.44
Exercised	(21,500)	2.23		84
Forfeited	(53,250)	9.03		48
Outstanding at September 30, 2012	1,923,322	8.58	6.5	7,851

Exercisable at September 30, 2012	1,110,072	$9.68	5.1	$4,300

The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 was $2.79 per share.  We received approximately $48,000 in cash from the exercise of options during the nine months ended September 30, 2012.

As of September 30, 2012, approximately 453,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2012 and 2011 is allocable to our research and development and general and administrative activities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($000)	($000)	($000)	($000)
Research and development	$156	$182	$478	$656
General and administrative	110	165	474	685
Total	$266	$347	$952	$1,341

As of September 30, 2012, there was approximately $1.3 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of less than one year, as the options vest.

Supplemental Cash Flow Information

A summary of our supplemental disclosures of cash flow information for the nine months ended September 30, 2012 and 2011, is as follows:

	Nine Months Ended September 30,
	2012	2011
	($000)	($000)
Supplemental disclosure of non cash activities:
Equipment acquired under a capital lease	$228	$—

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

3.             Collaboration Agreements

We are a party to several material collaborative agreements and other contracts as fully described in Note 2 of our 2011 Form 10-K.

On September 28, 2012, we announced the conclusion of our collaboration with Genzyme, a Sanofi company. As a result, all rights to Prochymal and Chondrogen worldwide revert back to us, and we are now free to commercialize or enter into commercialization agreements for Prochymal and Chondrogen with others without limitation. Both parties have agreed to an orderly conclusion of the collaboration, with no further financial responsibilities for either party, and an amicable end to the relationship.

Other than as described above, there have not been any material amendments to the terms of any of these agreements during 2012 that require disclosure.  The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the “Revenue Recognition” section of Note 2, Significant Accounting Policies .

4.             Segment Reporting

We manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment. Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Revenues for our Therapeutics segment have historically consisted primarily of collaborative research agreements and royalties as described in our 2011 Form 10-K in the “Revenue Recognition” section of Note 2, Significant Accounting Policies.  As discussed above under Note 1, Nature of Business, during the second quarter of 2012, we received authorization to market our stem cell therapy Prochymal in both Canada and New Zealand. We expect to begin commercial distribution of Prochymal in the near future.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for orthopedic, wound healing, and surgical procedures by harnessing the ability of cells and novel constructs to promote the body’s natural healing.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

The costs specifically attributable to each of our segments for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$2,151	$2,151	$—	$331	$331
Cost of product revenues	—	732	732	—	139	139
Gross profit	—	1,419	1,419	—	192	192

Revenue from collaborative research agreements and royalties	232	—	232	10,242	—	10,242

Operating expenses:
Research and development	1,798	1,185	2,983	4,411	607	5,018
General and administrative	947	653	1,600	1,230	199	1,429
	2,745	1,838	4,583	5,641	806	6,447

(Loss) income from operations	$(2,513)	$(419)	$(2,932)	$4,601	$(614)	$3,987

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

	Nine Months Ended Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$4,914	$4,914	$—	$498	$498
Cost of product revenues	—	1,671	1,671	—	209	209
Gross profit	—	3,243	3,243	—	289	289

Revenue from collaborative research agreements and royalties	3,776	—	3,776	30,861	—	30,861

Operating expenses:
Research and development	7,414	3,604	11,018	12,520	2,418	14,938
General and administrative expenses and fees	3,135	1,406	4,541	5,767	638	6,405
	10,549	5,010	15,559	18,287	3,056	21,343

(Loss) income from operations	$(6,773)	$(1,767)	$(8,540)	$12,574	$(2,767)	$9,807

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

The assets specifically attributable to each of our segments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$139	$2,092	$2,231	$37	$691	$728
Inventory	—	922	922	—	767	767
Total segment assets	$139	$3,014	$3,153	$37	$1,458	$1,495

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

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2012. The primary difference for 2012 between our net loss for financial reporting purposes and the loss for income tax reporting purposes relates to the recognition of deferred revenue from our collaborative agreement with Genzyme, which was previously reported for income tax purposes. During the three months ended September 30, 2012, we received our federal and state income tax refunds for the fiscal year ended December 31, 2011 and recognized an income tax benefit of $5,000. This amount is in addition to the $32,000 tax benefit we recognized during the second fiscal quarter of 2012, when we filed our federal and state income tax returns for 2011.

At September 30, 2012, the balance of our net operating loss and tax credit carryforwards was approximately $95.3 million.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

6.             Investments Available for Sale

Investments available for sale consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$1,958	$—	$—	$1,958	$527	$—	$—	$527
Commercial paper & Corporate Securities	$3,600	—	—	3,600	15,411	4	(1)	15,414
	$5,558	—	—	5,558	15,937	4	(1)	15,940
Short term investments:
Common stock and municipal securities	3,410	1	—	3,411	1,612	—	(1)	1,611
Corporate notes and bonds	26,976	14	—	26,990	26,834	16	—	26,850
US & International government agencies	200	—	—	200	1,201	2	—	1,203
	30,586	15	—	30,601	29,647	18	(1)	29,664

Investments available for sale	$36,144	$15	$—	$36,159	$45,584	$22	$(2)	$45,604

The following table summarizes maturities of our investments available for sale as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$12,611	$12,612	$42,612	$42,627
Between 3—12 months	20,035	20,046	—	—
Between 1—2 years	3,498	3,501	2,972	2,977
Investments available for sale	$36,144	$36,159	$45,584	$45,604

Realized gains and investment income earned on investments available for sale were $13,000 and $52,000, respectively, for the three and nine months ended September 30, 2012, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$1,958	$—	$—	$1,958
Government obligations	200	—	—	200
Agency obligations	—	20,363	—	20,363
Corporate debt securities & commercial paper	—	10,227	—	10,227
Municipal securities	—	3,411	—	3,411

Investments available for sale	$2,158	$34,001	$—	$36,159

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Continued)

	December 31, 2011
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$27	$—	$—	$27
Government obligations	1,203	—	—	1,203
Certificates of deposit	—	500	—	500
Agency obligations	—	26,850	—	26,850
Corporate debt securities & commercial paper	—	15,413	—	15,413
Municipal securities	—	1,611	—	1,611

Investments available for sale	$1,230	$44,374	$—	$45,604

8.                                                                                    Capital Lease

In July 2012, we leased equipment under a capital lease at an effective interest rate of approximately 5%, with 60 monthly payments of $4,000 starting July 2012. The capital lease is recorded at the present value of the future minimum lease payments. Future minimum lease payments under the capital lease agreement at September 30, 2012 are as follows:

Amount
(000s)
2012	$12
2013	48
2014	48
2015	48
2016	48
2017	24
228
Less: Amount representing interest	(11)
Present value of minimum lease payments	217
Less: Current portion of capital lease obligations	(44)
Long-term portion of capital lease obligations	$173

9.                                                                                      Subsequent Events

We evaluated our September 30, 2012 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical and commercialization strategy for mesenchymal stem cells (MSCs) and biologic drug (including Prochymal® and Chondrogen®), and marketed biosurgery products (including Grafix® and Ovation®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establishing and maintain reimbursement for our commercially available products; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Financial Statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2011, and our unaudited Condensed Financial Statements for the three and nine month periods ended September 30, 2012 and other disclosures included in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the first and second fiscal quarters of 2012, and our Current Reports on Form 8-K during these periods and since then to date.  Our Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2012 and 2011.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2011.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

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

In our Biosurgery business, we currently manufacture, market and distribute Grafix for tissue repair and Ovation for use in orthopedic, would healing, and surgical procedures. In our Therapeutics segment, our pipeline of internally developed biologic drug candidates under evaluation includes Prochymal for inflammatory, autoimmune and cardiovascular indications, as well as Chondrogen for arthritis in the knee. During the second quarter of 2012, we received authorization from Health Canada to market our stem cell therapy Prochymal® for the treatment of refractory acute GvHD in children; and we have also since been granted marketing consent for Prochymal for the same indication in New Zealand.  We believe our stem cell therapeutic products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation.

We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

Therapeutics Segment.   Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Prochymal (remestemcel-L) has now been approved for the treatment of refractory acute graft versus host disease (“GvHD”) in pediatric patients in Canada and New Zealand.  In addition, we have a Prochymal Expanded Access Program for pediatric and adult patients in eight countries, including the U.S.  Prochymal is also being evaluated in clinical trials for Crohn’s disease, acute myocardial infarction, type 1diabetes and gastrointestinal injury resulting from radiation exposure (animal rule). Our pipeline of internally developed biologic drug candidates also includes Chondrogen for osteoarthritis in the knee.

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

Health Canada’s approval was made following the recommendation of an independent expert advisory panel commissioned to evaluate Prochymal’s safety and efficacy.  In support of the application, Osiris submitted over 90,000 pages of data generated over a 20 year development cycle.  In Canada, Prochymal is now approved for the management of acute GvHD in children who fail to respond to steroids.  The approval was based on the results from clinical studies evaluating Prochymal in patients with severe refractory acute GvHD. Prochymal demonstrated a clinically significant response 28 days post initiation of therapy in 61-64 percent of patients treated.  Furthermore, treatment with Prochymal resulted in a statistically significant improvement in survival when compared to an historical control population of pediatric patients with refractory GvHD (p=0.028).  The survival benefit was most pronounced in patients with the most severe forms of GvHD.   As a condition of approval, the clinical benefit of Prochymal will be further evaluated in a case-matched confirmatory study.

In addition to the extensive patent protection for Prochymal, Health Canada’s decision will also provide Prochymal with regulatory exclusivity within the territory for the approved pediatric application.  Canada affords eight years of exclusivity to Innovative Drugs such as Prochymal, and an additional six-month pediatric extension is available since it is intended to treat a pediatric population.

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

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 51 U.S. and 154 foreign patents owned or licensed. We have 30 U.S. patent applications pending and 80 foreign patent applications pending.

Financial Operations Overview

Revenue

Biosurgery Segment. Beginning in fiscal 2010, we started to account for our Biosurgery business as a separate segment.  We manufacture human tissue based products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as employee sales personnel.  We presently manufacture and distribute Grafix for the treatment of chronic wounds and burns and Ovation for orthopedic surgeries.  Both of these products are cryo-preserved and stored in special freezers at -80 degrees Celsius.  Due to the conditions required to preserve these products, customers may elect to have the product shipped to them in dry ice, or we offer to store the product in our freezers for no longer than 30-days.  Legal title passes to the customer when the product either leaves our shipping dock or when it is placed by us in a specifically designated freezer.  Due to the nature of the products and the manufacturing process, we do not allow sales returns.

Therapeutics Segment.  In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights. During the fiscal quarter ended March 31, 2012 we recognized revenue of $3.3 million, which was the final deferred revenue associated with the $130.0 million upfront payment.  We recognized $10.0 million of revenue from the amortization of the upfront payment during each of the first three fiscal quarters of 2011.

The collaboration agreement provided that it would expire upon the completion of all development plans stipulated in the agreement and the expiration of all payment obligations; however, in addition to certain opt out rights, Genzyme could terminate the agreement early and without further obligation at any time, and either party could terminate the agreement due to non-performance, material breach or insolvency.

In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it had “discontinued” its project with Prochymal for GvHD, and in September 2012, we entered into a termination agreement with Sanofi that terminated the collaboration agreement and memorialized an amicable parting.  Under the termination agreement, neither party has any continuing financial or other obligations to the other.  We continue to proceed with our Prochymal regulatory and commercialization efforts.

In prior years, we entered into strategic agreements with other companies for the development and commercialization of Prochymal for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (JDRF) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. In 2003, we entered into an agreement with JCR Pharmaceuticals, granting it exclusive rights to Prochymal for the treatment of GvHD and other hematological malignancies in Japan.  We did not recognize any revenue from these other agreements during fiscal 2012.  We recognized approximately $240,000 of revenue from the JDRF collaboration during each of the first three fiscal quarters of 2011.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product indication. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through September 30, 2012, we incurred aggregate research and development costs of approximately $421 million.

During the three and nine months ended September 30, 2012, we incurred $1.8 million and $7.4 million, respectively, of research and development costs in our Therapeutics segment and $1.2 million and $3.6 million in our Biosurgery segment. During the three and nine months ended September 30, 2011, our total research and development costs were $4.4 million and $12.5 million, respectively, for our Therapeutics segment and $607,000 and $2.4 million for our Biosurgery segment

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity for our existing biologic drug candidates as they advance through the development cycle, and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. We test our products in several preclinical studies, and we then conduct clinical trials for those biologic drug candidates that we determine to be the most promising. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. We have experienced a general decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense.  However, we expect future expense increases to likely result from the hiring of additional operational, financial, accounting, facilities engineering and information systems personnel as we approach the commercial launch of Prochymal for an initial indication.

Other Income, Net

Other income consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases and other debt financings. We do not expect to incur material interest expense in the future as we had extinguished all of our outstanding debt prior to fiscal 2009. During the third fiscal quarter of 2012, we entered into a capital lease agreement to finance the acquisition of copier and printing equipment.  In connection with this capital lease, we incurred $1,000 of interest expense during the third fiscal quarter of 2012.

Provision for Income Taxes

Until fiscal 2010, we had not recognized any net deferred tax assets or liabilities in our financial statements because we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $95.3 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities, other than the alternative minimum tax. The income from the upfront fees we received from Genzyme Corporation was required to be recognized over several years from 2008 through the first quarter 2012 for financial statement reporting purposes. For income tax purposes, the income was required to be fully recognized in 2009 and 2010. This resulted in our releasing $3.2 million of the valuation allowance on our net deferred tax assets in fiscal 2010. We recognized $1.0 million of the resulting deferred tax asset in 2011, and we recognized the remaining $2.2 million deferred tax asset in 2012.  Upon filing these 2011 tax returns, we reclassified the short-term deferred tax asset to income tax receivable and these amounts were received by us during the third fiscal quarter of 2012.

During the three months ended June 30, 2012, we filed our federal and state income tax returns for the fiscal year ended December 31, 2011 and trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.  We received the refunds during the third fiscal quarter of 2012 and recognized an additional tax benefit of $5,000. Similarly, during the three months ended June 30, 2011, we filed our fiscal 2010 income tax returns and recognized income tax expense of $43,000 when truing up our short-term deferred tax asset to the amounts reported in our fiscal 2010 income tax returns.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2012 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Biosurgery Product Revenues

During the three months ended September 30, 2012, we continued to expand our distribution efforts in our Biosurgery segment, both through in-house personnel as well as through our expanding distributor network.  During the three months ended September 30, 2012, we recognized $2.2 million of product revenues from the distribution of Grafix and Ovation and realized gross profit of $1.4 million. Revenues from the distribution of Biosurgery products in the third fiscal quarter of 2011 were $331,000, and gross profit was $192,000.  The increase in revenue and gross profit in 2012 is due to volume increases, as we have continued to expand our distribution network. We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption. Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $232,000 for the three months ended September 30, 2012, compared to $10.2 million for comparable fiscal period 2011.  All of the deferred revenues from the Genzyme and JDRF agreements had been amortized prior to the third quarter of 2012, so revenues from collaborative research agreements and royalties during that period consist primarily of royalties and cost reimbursement under our adult expanded access program. Revenues for the three months ended September 30, 2011 consisted primarily of $10.0 million from the Genzyme agreement, with the remainder of the collaborative research revenues coming from the JDRF collaboration.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $3.0 million as compared to research and development expenses of $5.0 million for the same period of 2011, as follows:

	Three Months Ended September 30,
	2012	2011
	($000)	($000)
Therapeutics	$1,798	$4,411
Biosurgery	1,185	607

	$2,983	$5,018

The decrease in research and development expenses in our Therapeutics segment in the third quarter of fiscal 2012 compared to the same period in fiscal 2011 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled in the third quarter of 2011, resulting in lower patient and site costs since then.  The increase in research and development expenses in our Biosurgery segment in fiscal 2012 reflects our increased process improvement efforts and development expenses incurred in exploring additional products to bring to market and the enrollment of the clinical trial required for to obtain cost reimbursement for Grafix.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended September 30, 2012 compared to $1.4 million for the corresponding period in fiscal 2011. We incurred $653,000 of sales, general and administrative expenses related to our Biosurgery segment during the three months ended September 30, 2012, compared to $199,000 in the corresponding period of fiscal 2011. The increase in general and administrative expenses attributable to our Biosurgery segment reflects an increase in sales activities, including commissions and marketing expenses. General and administrative expenses incurred in our Therapeutics segment during the third quarter of fiscal 2012 were $947,000, compared to $1.2 million in the corresponding period of fiscal 2011.  The decrease in these general and administrative expenses is the result of our continued cost cutting efforts and the refinement of many of our general business processes.

Other Income, Net

Other income, net consists of the realized gains or losses and interest income on our Investments available for sale as well as interest expense incurred on our capital lease. Other income, net was $13,000 for the three months ended September 30, 2012, compared to $26,000 in the corresponding period in fiscal 2011.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. During the third fiscal quarter of 2012, we entered into a capital lease in connection with the acquisition of copier and printing equipment.  We incurred $1,000 of interest expense during the third quarter of 2012 in connection with this capital lease. We did not incur any interest expense during 2011.

Benefit (Provision) for Income Taxes

During the three months ended September 30, 2012, we received the refunds from the income tax returns filed in the immediately preceding fiscal quarter.  We had recognized a $32,000 tax benefit when filing the return in the second quarter, but received $5,000 more than we anticipated and recorded this additional amount as an income tax benefit in the third quarter of 2012. We did not recognize any income taxes during the third quarter of fiscal 2011.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the third quarter of fiscal 2012, we recognized an unrealized gain of $10,000 compared to unrealized losses of $9,000 during the same period of fiscal 2011.

Comparison of Nine Months Ended September 30, 2012 and 2011

Biosurgery Product Revenues

During the nine months ended September 30, 2012, we continued to expand our distribution efforts in our Biosurgery segment, both through in-house personnel as well as through our expanding distributor network.  During this period, we recognized $4.9 million of product revenues from the distribution of our Biosurgery products and realized gross profit of $3.2 million. Revenues from the distribution of Biosurgery products in the comparable period of fiscal 2011 were $498,000, and gross profit was $289,000.  The increase in revenue and gross profit in 2012 is due to volume increases as we have continued to expand our distribution network. We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption. Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $3.8 million for the nine months ended September 30, 2012, compared to $30.9 million for the comparable period of fiscal 2011.  We recognized the final $3.3 million in revenue from our collaborative agreement with Genzyme during January 2012 and approximately $443,000 of royalty revenues and cost reimbursement under our adult expanded access program. All of the revenue from the JDRF collaboration had been recognized prior to 2012.  Revenues for the nine months ended September 30, 2011 consisted primarily of $30.0 million from the Genzyme agreement, $720,000 from the JDRF collaboration, and approximately $141,000 of royalty revenues and cost reimbursements from our expanded access program for adult acute Graft versus Host Disease.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2012 were $11.0 million as compared to research and development expenses of $14.9 million for the same period of 2011, as follows:

	Nine Months Ended September 30,
	2012	2011
	($000)	($000)
Therapeutics	$7,414	$12,520
Biosurgery	3,604	2,418

	$11,018	$14,938

The decrease in research and development expenses in our Therapeutics segment in the first three quarters of fiscal 2012 compared to the same period in fiscal 2011 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled in the third quarter of 2011, resulting in lower patient and site costs since then and reduced activity in our Crohn’s disease clinical trial.  The increase in research and development expenses in our Biosurgery segment in fiscal 2012 when compared to the same period of fiscal 2011 reflects our increased process improvement efforts and development expenses incurred in exploring additional products to bring to market and the enrollment of the clinical trial required for to obtain cost reimbursement for Grafix.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the nine months ended September 30, 2012 compared to $6.4 million for the corresponding period in fiscal 2011. We incurred $1.4 million of sales, general and administrative expenses related to our Biosurgery segment during the period, compared to $638,000 in the corresponding period of fiscal 2011. The increase in our Biosurgery related general and administrative expenses reflects the additional sales, marketing and commission expenses incurred as we increase our distribution efforts. General and administrative expenses incurred in our Therapeutics segment during the first nine months of fiscal 2012 were $3.1 million compared to $5.8 million in the corresponding period of fiscal 2011, which included $1.7 million of non-cash compensation expense related to the extension of the expiration date of a Warrant held by the chairman of our board of directors.  The remaining decrease is the result of our continued cost cutting efforts and the refinement of many of our general business processes.

Other Income, Net

Other income, net, was $52,000 for the nine months ended September 30, 2012, compared to $80,000 in the corresponding period in fiscal 2011.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. During the third quarter of 2012, we entered into a capital lease for the acquisition of copier and printing equipment.  We incurred $1,000 of interest expense in connection with this lease.We did not incur any interest expense in 2011.

Benefit (Provision) for Income Taxes

During the nine months ended September 30, 2012, we filed our 2011 income tax returns and received the refunds of taxes paid in prior years.  In connection with these refunds, we trued-up our income accounts by recognizing an aggregate tax benefit of $37,000.  This includes $32,000 recognized in the second quarter and an additional $5,000 recognized in the third quarter.  Similarly, during the nine months ended September 30, 2011, we filed our fiscal 2010 income tax returns and recognized income tax expense of $43,000 when truing up our short-term deferred tax asset to the amounts reported in our fiscal 2010 income tax returns.

Other Comprehensive (Loss) Income

Our other comprehensive (loss) income consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the first nine months of fiscal 2012, we recognized unrealized gains of $10,000 compared to unrealized losses of $9,000 during the comparable period of fiscal 2011.

Liquidity and Capital Resources

Liquidity

At September 30, 2012, we had $37.2 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of September 30, 2012 to fund our operations until we become cash flow positive through operations.

Cash Flows

Comparison of Nine Months Ended September 30, 2012 and 2011

Net cash used in operating activities for the nine months ended September 30, 2012 was $10.1 million compared to $15.8 million in the corresponding fiscal period of the prior year.  The net loss of $8.5 million in the first nine months of 2012 was increased by the final amortization of deferred revenue, which was partially offset by $1.5 million of non-cash expenses and cash provided by other decreases in working capital.  Net cash used in operating activities during the first nine months of 2011 reflect our net income of $9.8 million, which was offset primarily by the amortization of deferred revenue and reductions in accounts payables and accrued expenses. Non-cash expenses incurred during the first three quarters of 2011 were $3.6 million, which includes a $1.7 million charge related to the extension of the expiration date of an outstanding warrant.

Cash provided by investing activities during the first nine months of 2012 was $9.4 million compared to $15.7 million in the comparable period in 2011.  Cash provided by investing activities during both fiscal periods was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

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

Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the nine months ended September 30, 2012 or 2011, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Mine Safety Disclosures.

None.

Item 5.                                                           Other Information.

None.

Item 6.                                                           Exhibits.

Exhibit Number	Description of Exhibit

31.1.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2.1*	Certification of Principal Financial Officer pursuant o Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: November 9, 2012	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2012	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)