Form 10-K
period 2012-12-31
OSIRIS THERAPEUTICS, INC.
filed 2013-03-15
CIK 1360886

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Market was approximately $201,559,225.

         The number of shares of the registrant's Common Stock outstanding as of March 10, 2013 is 32,924,479.

Documents Incorporated by Reference:

         Portions of the Registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement") to be filed no later than 120 days after the close of the fiscal year are incorporated herein by reference in Part III.

OSIRIS THERAPEUTICS, INC.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2012

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

        Forward looking statements reflect management's current views with respect to future events and performance and are based on currently available information and management's assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical and commercialization strategy for mesenchymal stem cells (MSCs) and biologic drug products and product candidates (including Prochymal® and Chondrogen™), and marketed biosurgery products (including Grafix® and Ovation®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease; our ability to supply a sufficient amount of our product candidates and, if or insofar as approved or otherwise commercially available, our products to meet demand; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establish and maintain reimbursement for our commercially available products; types and the anticipated impact of regulatory frameworks applicable to our products and potential products; and results of our scientific research.

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

Company Overview

        We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat medical conditions in the inflammatory, cardiovascular, orthopedic and wound healing markets. We have two business segments, Biosurgery and Therapeutics.

Our Biosurgery business, operating as a separate segment since 2010, works to harness the ability of cells and novel constructs to promote the body's natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow.

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

        Biosurgery Segment.    Our Biosurgery segment seeks to harness the ability of cells and novel constructs to promote the body's natural healing, with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. During the third quarter of 2010, we launched limited commercial distribution of several Biosurgery segment products, including Grafix and Ovation, both of which we developed and manufacture. We intend to build on the success of our first generation implantable product, Osteocel® for regenerating bone in orthopedic indications. Disease targets for Biosurgery products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and various orthopedic conditions.

        Grafix is a three-dimensional tissue matrix designed for application directly to acute and chronic wounds, including but not limited to diabetic foot ulcers and burns. Flexible and conformable to complex anatomies, this cellular repair matrix provides a rich source of extracellular matrix, viable endogenous MSCs and epithelial cells, as well as growth factors directly to the site of the wound, protecting the area from inflammation, scarring and infection.

        Ovation is a novel cellular repair matrix designed for use in surgical applications. Easily applied to the site of injury, Ovation provides three essential components—collagen matrix, viable endogenous MSCs and key growth factors such as BMPs and VEGF—to support tissue regeneration.

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

        We market and distribute both Grafix and Ovation through a network of distributors as well as directly to hospitals and clinics. A significant market for Grafix is chronic wounds, which are primarily treated in the outpatient setting, and to obtain full reimbursement for use in the outpatient setting, a prospective randomized clinical trial comparing the standard of care to Grafix was initiated during the second fiscal quarter of 2012.

        This is a multicenter, adaptive design, randomized study to evaluate the efficacy and safety of Grafix for the treatment of chronic diabetic foot ulcers. Up to 266 patients will be enrolled in this study and will receive either Grafix or a control dressing for a chronic diabetic foot ulcer that is between 1 cm2 and 15 cm2. Patients are randomized in a 1:1 ratio. The primary efficacy endpoint of this study is complete wound closure, defined as 100% re-epithelialization, by week 12. Additional secondary efficacy endpoints include time to initial wound closure, number of patients with at least 50% reduction in wound size by Day 28 and number of applications of Grafix versus control. This trial is being conducted at 20 wound care clinics across the US and is currently enrolling patients.

        We have received transitional pass-through status from the Center for Medicare & Medicaid Services ("CMS"), with C-Codes being designated for Grafix. Further, the product has been assigned pass-through status under Medicare's outpatient prospective payment system ("OPPS"), effective July 1, 2012. CMS has also issued permanent Healthcare Common Procedure Coding System (HCPCS) Q-codes for Grafix, which will assist physicians in facilitating reimbursement in the commercial and Medicare patient populations.

        Therapeutics Segment.    Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in clinical trials for a number of indications, including acute graft versus host disease ("GvHD"), Crohn's disease, and acute myocardial infarction. Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration ("FDA").

        In May 2012, we received approval from Health Canada to market Prochymal for the treatment of refractory acute GvHD in children. We believe this is the world's first regulatory approval of a stem cell therapeutic drug product and the first therapy approved specifically for GvHD, a devastating complication of bone marrow transplantation that kills up to 80 percent of children affected, many within just weeks of diagnosis. We subsequently also received approval from Medsafe in New Zealand for the same indication.

        Prochymal was approved under Health Canada's Notice of Compliance with conditions (NOC/c) Policy, which provides expedited market clearance to high quality medical products that address significant unmet medical conditions and which have demonstrated favorable risk/benefit profile in clinical trials. Under the NOC/c pathway, the sponsor must agree to carry out confirmatory clinical testing.

        Health Canada's approval was made following the recommendation of an independent expert advisory panel commissioned to evaluate Prochymal's safety and efficacy. In support of the application, Osiris submitted over 90,000 pages of data generated over a 20 year development cycle. In Canada, Prochymal is now approved for the management of acute GvHD in children who fail to respond to steroids. The approval was based on the results from clinical studies evaluating Prochymal in patients with severe refractory acute GvHD. Prochymal demonstrated a clinically significant response 28 days post initiation of therapy in 61-64 percent of patients treated. Furthermore, treatment with Prochymal resulted in a statistically significant improvement in survival when compared to an historical control population of pediatric patients with refractory GvHD (p=0.028). The survival benefit was most pronounced in patients with the most severe forms of GvHD. As a condition of approval, the clinical benefit of Prochymal will be further evaluated in a case-matched confirmatory study.

        In addition to the extensive patent protection for Prochymal, Health Canada's decision will also provide Prochymal with regulatory exclusivity within the territory for the approved pediatric application. Canada affords eight years of exclusivity to Innovative Drugs such as Prochymal, and an additional six-month pediatric extension is available since it is intended to treat a pediatric population.

        In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was provided the exclusive right to commercialize the treatments in all other countries except with respect to GvHD in Japan, where JCR Pharmaceuticals Co., Ltd. has these rights. Under the agreement, we were paid $130.0 million for these rights.

        In September 2012, we reached agreement with Sanofi to conclude the Collaboration Agreement without either party having any continuing obligation to the other. As a result, all rights formerly licensed to Genzyme have since reverted to us. We are continuing to proceed with our Prochymal regulatory approval and commercialization efforts.

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

        We expended approximately $14.1 million in fiscal 2012, $19.2 million in fiscal 2011, and $23.5 million in fiscal 2010 on research and development. In fiscal 2012, we recognized the remaining $3.3 million of revenue from the Genzyme collaborative agreement. In both fiscal 2011 and 2010, we recognized $40.0 million of revenue from the Genzyme collaborative agreement. In fiscal 2011, we earned $960,000 from our collaboration with the Juvenile Diabetes Research Foundation, or JDRF, for the development of Prochymal as a treatment for the preservation of insulin production in type 1 diabetes patients. In fiscal 2010, we were reimbursed for $471,000 of research and development expenditures through our contract with the United States Department of Defense, or DoD, for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome, and we earned $1.2 million in funding from JDRF. For more detailed financial information, including information regarding our revenues, profit and loss, and total assets and research and development costs and expenses for the past three fiscal years, including information by segment, as available, see our Financial Statements included in Item 8 to this Annual Report on Form 10-K for fiscal year 2012.

Clinical Programs—Therapeutics Segment

        The following table summarizes key information about our biologic drug candidates.

Drug Candidate	Indication	Status
Prochymal	Pediatric Refractory Acute GvHD	Marketing Approval received from Health Canada in May 2012 and from Medsafe (New Zealand's medical regulatory agency) in June 2012
	Refractory Acute GvHD in pediatric and adult patients	Available in eight countries under Expanded Access Programs
	Biologics Refractory Crohn's Disease	Phase 3
	Acute Myocardial Infarction	Phase 2
	Type I Diabetes Mellitus	Phase 2
	Acute Radiation Syndrome	Phase 3(Animal Rule)
Chondrogen	Osteoarthritis & Cartilage Protection	Phase 2

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

Prochymal for Treatment-Resistant Acute GvHD

        Acute GvHD is a life threatening immune system reaction in patients who have received a bone marrow transplant and commonly affects one or more of the following organs: skin, gastrointestinal tract, and liver. We estimate that there are approximately 3,000 instances of GvHD in the United States each year.

        Bone marrow transplantation is a treatment of last resort for patients with certain cancers and some genetic diseases. This procedure can result in a particularly serious type of rejection referred to as acute GvHD. This condition gets its name because the bone marrow transplant, or the graft, begins to attack the recipient, or the host. As noted in an article published in the journal Biology of Blood and Marrow Transplantation in 2005, acute GvHD is one of the most common complications of allogeneic bone marrow or hematopoietic stem cell transplantation, affecting approximately 50% of transplant patients. Acute GvHD is graded for prognostic and treatment purposes on a four grade scale, with Grades III-IV considered severe and life-threatening. The onset of GvHD in patients who have received a bone marrow transplant leads to a poor prognosis because of the already weakened state of these patients. According to a 2002 article published in Biology of Blood and Marrow Transplantation, the estimated one-year survival rate for patients with acute GvHD decreases drastically with increasing disease severity, as illustrated below:

Acute GvHD	Estimated One Year Survival
Grade I	65%
Grade II	60%
Grade III	39%
Grade IV	22%

        There are no drugs approved for GvHD in the United States. The disease is commonly treated off-label with steroids and other immunosuppressants. A 2001 article published in the journal Blood noted that approximately 50% of these patients will not respond to first-line treatment with steroids and approximately 50-80% of steroid refractory GvHD patients die of the disease.

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

        In 2008, we received clearance from the FDA to initiate an expanded access treatment program making Prochymal available to children with life threatening GvHD. Under the program, children 2 months to 17 years of age, with Grades II–IV acute GvHD that have not responded to steroids, are eligible for treatment. Upon completion of enrollment of the Phase 3 trials evaluating Prochymal in adults, we received clearance from the FDA to broaden the expanded access treatment program to include patients 18 to 70 years of age. The expanded access treatment programs for Prochymal in treating adult and pediatric patients with refractory GvHD are ongoing.

        We have completed Phase 3 trials evaluating Prochymal in adult and pediatric patients with acute GvHD. We also completed a trial evaluating Prochymal as a rescue therapy in 59 pediatric patients with severe, treatment-resistant acute GvHD. Patients in the study received two intravenous infusions of Prochymal per week for a total of four weeks. At study entry, 88% of children had Grade III/IV GvHD, the most severe forms of GvHD, and were unresponsive to an average of three lines of therapy. Overall response to treatment with Prochymal at 28 days was 63%. Response to Prochymal at day 28 significantly improved survival over those patients whose GvHD progressed (78% vs. 9%, p<0.05). Patients in the trial were treated at 31 pediatric transplant centers across the U.S., Canada, Europe and New Zealand.

        In May 2012, we received approval from the Biologics and Genetic Therapies Directorate of Health Canada, or Health Canada, to market Prochymal (remestemcel-L), for the treatment of refractory acute GvHD in children. We believe this is the world's first regulatory approval of a stem cell drug and the first therapy approved specifically for GvHD, a devastating complication of bone marrow transplantation that kills up to 80 percent of children affected, many within just weeks of diagnosis.

        Prochymal was approved under Health Canada's Notice of Compliance with conditions (NOC/c) Policy, which provides expedited market clearance to high quality medical products that address significant unmet medical conditions and which have demonstrated favorable risk/benefit profile in clinical trials. Under the NOC/c pathway, the sponsor must agree to carry out confirmatory clinical testing.

        Health Canada's approval was made following the recommendation of an independent expert advisory panel commissioned to evaluate Prochymal's safety and efficacy. In support of the application, Osiris submitted over 90,000 pages of data generated over a 20 year development cycle. In Canada, Prochymal is now approved for the management of acute GvHD in children who fail to respond to steroids. The approval was based on the results from clinical studies evaluating Prochymal in patients with severe refractory acute GvHD. Prochymal demonstrated a clinically significant response 28 days post initiation of therapy in 61-64 percent of patients treated. Furthermore, treatment with Prochymal resulted in a statistically significant improvement in survival when compared to an historical control population of pediatric patients with refractory GvHD (p=0.028). The survival benefit was most pronounced in patients with the most severe forms of GvHD. As a condition of approval, the clinical benefit of Prochymal will be further evaluated in a case-matched confirmatory study.

        In addition to the extensive patent protection for Prochymal, Health Canada's decision will also provide Prochymal with regulatory exclusivity within the territory for the approved pediatric application. Canada affords eight years of exclusivity to Innovative Drugs such as Prochymal, and an additional six-month pediatric extension is available since it is intended to treat a pediatric population.

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

        We completed a Phase 2 trial in 2006 studying Prochymal as a treatment for moderate to severe Crohn's disease that is refractory to steroids and other immunosuppressants. Four leading centers in the United States enrolled a total of ten patients for the prospective, randomized, open label trial. Patients with a Crohn's Disease Activity Index, or CDAI, of at least 220, who had previously failed treatment with steroids and other immunosuppressive agents, received Prochymal infusions. The average CDAI at baseline was 341 for patients in the trial. Patients had suffered from Crohn's disease for an average of 14.2 years, and 80% of the patients required prior surgical intervention to treat their Crohn's disease. Within 14 days of treatment with Prochymal, one-third of the patients had a reduction of CDAI of greater than 100 points and had achieved clinical remission of their disease.

        As a result of the positive data from the Phase 2 trial, a Phase 3 trial (Protocol 603) evaluating Prochymal for the treatment of refractory, moderate to severe Crohn's disease was initiated. The placebo-controlled, double-blind trial was designed to enroll 270 patients, 18 to 70 years of age with a CDAI greater than 250. The primary endpoint of this trial was the proportion of patients with CDAI of less than 150 (clinical remission) at day 28. The trial was initiated at approximately 60 leading centers in the U.S. and Canada. In 2009, enrollment was temporarily suspended on account of concerns about the trial design, discussed below.

        The Crohn's program had initially consisted of two linked Phase 3 trials—one aimed at inducing remission (Protocol 603) and the other at maintaining response (Protocol 610) in patients who had failed other available treatments. The primary endpoint for Protocol 603, which initially included a placebo and two Prochymal dose arms, is the proportion of patients experiencing disease remission within 28 days of initiation of therapy with Prochymal. For the primary endpoint of disease remission, the CDAI score must fall to below 150. Concerns that the linked trial design (Protocol 610) was biasing response rates led to the suspension of enrollment in Protocol 603. The trial remained blinded following suspension to permit an interim analysis of the 207 patients enrolled. The average CDAI scores at trial entry exceeded 350 in all treatment arms, indicating that the patients had very debilitating disease. For the primary endpoint of disease remission, the interim analysis revealed that one dose arm for Prochymal approached statistical significance in the intent to treat ("ITT") population, and reached significance in the per protocol population. These results showed that despite the initial concerns, the difference in response rates between one dose arm of Prochymal and placebo is consistent with the original statistical assumptions of the protocol, and Prochymal significantly outperformed placebo. Additionally, the analysis showed that Prochymal continued to demonstrate a benign safety profile with no significant differences in safety outcomes compared to placebo. As a result, in April 2010, after discussions with FDA, we announced continuation of enrollment in our Phase 3 Crohn's disease trial (Protocol 603).

        Enrollment is ongoing with the best-performing Prochymal dose arm and the placebo arm, according to the pre-specified, adaptive trial design. The trial has been statistically repowered to compensate for the interim analysis.

Phase 2 Clinical Trial—Acute Myocardial Infarction.

        Prochymal is being evaluated as a therapy to improve heart function in patients who have suffered a heart attack. A heart attack, or acute myocardial infarction, ("AMI"), occurs when coronary arteries become blocked with fatty deposits, depriving the heart muscle of oxygen and nutrients. Based on statistics published in 2005 by the American Stroke Association and the American Heart Association, approximately 700,000 individuals in the United States each year experience their first heart attack. According to these same statistics, approximately 20% of these patients suffer extensive damage to their heart muscle leading to heart failure within six years.

        Prochymal is being developed for the treatment of heart muscle damage following AMI and the prevention of scar tissue formation and associated cardiac dysfunction. Our preclinical studies indicate that the mechanism by which Prochymal improves myocardial function includes the prevention of pathological scarring of the heart muscle and the formation of new blood vessels. We are developing Prochymal as a therapy to be delivered through a standard intravenous line up to 7 days post-AMI.

        The first trial was a 53-patient Phase 1 randomized, double-blind, placebo-controlled clinical study to evaluate Prochymal following AMI. Data at the six-month time point showed that heart attack patients receiving Prochymal had significantly lower rates of adverse events, such as cardiac arrhythmias, as well as significant improvements in heart, lung and global function. Patients in the Prochymal group were four times less likely to experience an arrhythmic event compared to those receiving placebo (9% vs. 37%, p=0.025). Significantly more patients who received Prochymal experienced improvement in their overall condition at six months as compared to those receiving placebo (42% vs. 11%, p=0.027). One year magnetic resonance imaging ("MRI") data on LVEF was showed patients treated with Prochymal had a statistically significant 5.2 point increase over baseline (p=0.021). Patients receiving placebo showed only a 1.8 point improvement over baseline, which was not statistically significant.

        Data from the final two-year time point was reported in February 2009 and indicated a continuing benefit from treatment with Prochymal. The trial met its primary endpoint demonstrating the safety of Prochymal in the acute myocardial infarction setting. Administration of Prochymal was found to be well tolerated at all dose levels. Patients receiving Prochymal experienced fewer adverse events than that of placebo (8 vs. 11 per patient). Throughout the trial, patients receiving Prochymal experienced fewer arrhythmias. This effect was maintained for the duration of the study, with 47.4% of placebo patients experiencing cardiac arrhythmia compared to only 11.8% of Prochymal patients (p=0.006). Ventricular arrhythmias are associated with tissue damage and scar formation in the heart and can be a sign of poorer prognosis. For patients with severe myocardial infarction, defined as a baseline LVEF of 45% or less, greater effects were observed. The Prochymal group showed a significant 9.5 point improvement over baseline two years post-treatment (p<0.05). This compares favorably to the 3.1 point increase observed for the placebo group. All-cause hospitalizations also trended lower in the Prochymal group (38.2%) as compared to the placebo group (47.4%).

        Based upon the positive results from the Phase 1 trial, we received approval from the FDA to initiate a Phase 2 trial. The trial is the largest study of allogeneic or "off-the-shelf" stem cells ever conducted in heart attack patients. The double-blind, placebo-controlled trial is evaluating the safety and efficacy of Prochymal in conjunction with standard of care for improving heart function in patients who experienced a first heart attack. This trial focuses on patients who have suffered a severe myocardial infarction, defined as LVEF between 20% and 45% at baseline. Enrollment of 220 patients was completed in March 2011 at 33 leading centers in the United States and Canada. Patients were randomized to Prochymal or placebo at a 1:1 ratio. Efficacy endpoints involve cardiac MRI, functional and quality of life assessments.

        Interim results were reported in July 2012. Cardiac MRI assessments were conducted for six months following infarct to evaluate cardiac remodeling. Patients receiving Prochymal had significantly less cardiac hypertrophy, as measured by cardiac MRI, compared to patients receiving placebo (p<0.05). Patients treated with Prochymal also experienced significantly less stress-induced ventricular arrhythmia (p<0.05). Cardiac hypertrophy and ventricular arrhythmia are indicators of pathological remodeling following heart injury and provide insight into the mechanism by which MSCs may attenuate heart injury following AMI. Prochymal also demonstrated a positive safety profile. There were no infusional toxicities observed in patients receiving Prochymal. Serious adverse events occurred with equal frequency in both treatment groups (31.8%).

        The mechanistic data is complemented by clinical data showing treatment with Prochymal resulted in a statistically significant reduction in heart failure. In the study, seven patients who were treated with placebo have progressed to heart failure requiring treatment with intravenous diuretics, compared to none of the Prochymal patients (p=0.01). Furthermore, patients receiving placebo tended to require re-hospitalization for cardiac issues sooner than the patients receiving Prochymal (median 27.5 days vs. 85.5 days). Given the results observed at the one year time-point, the trial has been extended to include 5 years of follow-up.

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

        We entered into a collaborative agreement with the Juvenile Diabetes Research Foundation, or JDRF, for this study. Under this agreement, the JDRF committed to fund $4.0 million of clinical study costs contingent upon us meeting specific milestones. We achieved all of the contingent milestones as of December 31, 2010 and have received full payment from the JDRF. In January 2012, we provided an update on this first-of-its-kind trial. The interim assessment at one year showed that systemic infusions of Prochymal were well-tolerated in this unique population. There were no differences in adverse event rates between the Prochymal and placebo groups. Importantly, no patients experienced a reaction to the infusions despite the cells being unrelated to the recipient, unmatched, and used without immunosuppression. No significant differences in the rates of disease progression, as measured by stimulated C-peptide levels at the one year time point, have been observed. However there was a trend towards fewer hypoglycemic events for patients treated with Prochymal as compared to controls. The patients will be followed for a total of two years. At present, we have no further trials planned for this indication.

Phase 3 Development—Animal Rule—Acute Radiation Syndrome.

        In 2007, we partnered with Genzyme Corporation to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from DoD for the development and stockpiling of Prochymal for the treatment of acute radiation syndrome ("ARS"). We completed our work on the DoD contract in fiscal 2010 and are not pursuing any further contracts on nuclear countermeasures. Our agreement with Genzyme for nuclear countermeasures expired in July 2010, in accordance with its terms.

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

        In stem cell studies requiring patient-reported outcomes, such as our Chondrogen studies, high placebo rates have been observed. We have seen similar effects in our Crohn's disease studies. We continue to evaluate ways to overcome or compensate for this elevated placebo rate. We will initiate our next clinical trials in this field when and if better techniques or outcomes are available to control for the placebo effect.

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

Strategy

        We are the first company to receive marketing approval of a stem cell drug and strive to become the world's leading provider of stem cell therapies.

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

        Successfully commercialize our lead stem cell therapy, Prochymal.    We completed enrollment of the first worldwide Phase 3 stem cell clinical trial in the fourth quarter of 2008, enrolling 244 patients at 72 leading bone marrow transplant centers across the United States, Canada, United Kingdom, Spain, Italy, Australia, Germany and Switzerland, for the treatment of steroid refractory GvHD with Prochymal. Although Prochymal approached but did not reach statistical significance in this trial, its results were nevertheless significant in our successful efforts to obtain marketing approval for Prochymal for the treatment of steroid refractory acute GvHD in pediatric patients, in Canada and New Zealand. We plan to launch Prochymal for these limited indications in these jurisdictions. In addition, we continue to evaluate the prospects of obtaining marketing approval for Prochymal in other jurisdictions, including the United States. We plan to develop a sales and marketing organization to promote Prochymal, initially for the treatment of the orphan indication of refractory GvHD in Canada and New Zealand, and if we pursue and obtain marketing approval elsewhere, to expand our marketing efforts accordingly. Based on the small number of hospitals performing bone marrow transplants and treating patients with GvHD and the lack of effective treatments for this population, we believe that, if and when more widely approved, we can successfully market Prochymal with a small, highly trained sales force

        Expand our pipeline of biologic drug candidates where our stem cell technology has a therapeutic potential.    We are continuously investing in our biologic drug candidate pipeline by evaluating our therapies in additional diseases and disorders where we believe MSCs may have therapeutic benefit. This will allow us to maintain our position as a leader in cellular therapeutics.

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

Prochymal Development to Treat Acute Radiation Syndrome

        In July 2007, we entered into an agreement with Genzyme for collaboration in the preparation and execution of development and purchase agreements with United States and Allied government agencies for countermeasures to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from DoD for the development and stockpiling of Prochymal for the treatment of ARS. During the three years ended December 31, 2010, DoD has paid us $6.0 million in connection with this contract. We are not presently performing any work under the DoD contract, nor are we pursuing any other government contracts in partnership with Genzyme. Our agreement with Genzyme expired in July 2010.

Juvenile Diabetes Research Foundation—Collaborative Agreement

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation for the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes. Under the terms of the agreement, JDRF has agreed to fund $4.0 million of the research costs, payable to us based upon the achievement of established milestones. We received $1.5 million in funding from JDRF during 2009, $2.0 million in funding from JDRF during 2008, and the remaining $500,000 in funding during 2010. We recognized revenue from the JDRF agreement over the term of our obligations under this agreement, concluding in fiscal 2011.

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

Intellectual Property

        Our broad intellectual property portfolio originates from our pioneering scientific efforts. We have established a considerable patent position in adult stem cell technology and actively seek to protect proprietary technologies that we consider important to our business, including compositions of matter as well as methods of manufacture and methods of use. We believe that one particularly strong aspect of our patent estate is a claim that relates to the isolated mesenchymal stem cell regardless of its origin, type of expansion or ultimate use. Other layers of our patent protection relate to the application of our stem cell technologies to various organs (e.g. heart, lungs) and therapeutic areas (e.g. autoimmune disorders, inflammatory disorders) among others. Additionally, we own intellectual property ("IP") related to purified compositions of MSCs and the methods that we believe are necessary to manufacture a safe product. We currently own or have exclusive licenses to 50 issued U.S. patents. Foreign counterparts to these patents, including composition of matter claims, have been granted, and we own or hold licenses to 156 issued patents in Europe, Canada, Australia and other countries. The patents and patent licenses included in our portfolio address, among other things, composition of matter, methods of use, and methods of manufacture of mesenchymal stem cells. We aggressively pursue our patent portfolio, and have 31 additional U.S. patent applications and 76 foreign patent applications pending. We are also committed to protecting our intellectual property position by continuously monitoring the competitive landscape and are prepared to act aggressively in the event that our market position is threatened by an infringing product.

        For most of our biologic drug candidates, we rely on multiple patents in combination. The following provides a description of some of our key patents and is not intended to represent an assessment of claims limitations or scope. Each of the following patents is assigned to Osiris or licensed with a conveyance of all substantial rights as described below. For the issued U.S. patents referred to below, there are corresponding applications that allow us to pursue patents in other countries, some of which have been issued. These foreign patents have expiration dates ranging from 2013 to 2019.

Patent	Jurisdiction	Subject Matter	Related Product(s)	Expiry*
5733542	United States	Enhancing bone marrow engraftment using MSCs.	Prochymal	2015
5811094	United States	Therapeutic use of MSCs for the repair of connective tissue.	Prochymal, Chondrogen	2015
6328960	United States	Use of MSCs in transplantation, e.g. marrow, tissues and organs.	Prochymal	2019
6355239	United States	Basis for universal use of MSCs without recipient matching.	Prochymal, Chondrogen	2018
6368636	United States	MSCs for prevention and treatment of immune responses in transplantation.	Prochymal	2019
6387369	United States	Use of MSCs for cardiac muscle repair.	Prochymal	2020
7029666	United States	Uses for human mesenchymal stem cells	Prochymal	2018
7892829	United States	Cardiac muscle regeneration using mesenchymal stem cells	Prochymal	2018

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

        We have been manufacturing MSCs for almost fifteen years. The first material manufactured in-house was released in 1999. Since that time manufacturing has continued to expand to support our clinical trials. The current manufacturing process utilizes cell factories, a closed system of surfaces on which the cells adhere, for stem cell expansion. We have developed this technology into a reproducible process that can be scaled up and transferred to additional sites. A second manufacturing site was successfully qualified in 2003. In addition, JCR Pharmaceuticals, our partner in Japan, has successfully implemented our manufacturing technology in Japan. We and our contract manufacturers believe that we perform all of our manufacturing activities in compliance with the FDA's current Good Manufacturing Practice requirements.

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

Sales, Marketing and Distribution

Biosurgery Products

        We currently intend to continue to self-commercialize all of our Biosurgery products through the efforts of focused direct distribution and marketing staff, and through a growing network of distributors. Our marketing of Grafix is targeted at facilities caring for burn and chronic wound patients in the United States. The most rapid adoption for Grafix has been for the treatment of burns and severe wounds in an inpatient hospital environment. As discussed above, we have received transitional and permanent pass-through status from the CMS, with C-Codes and Q-codes for Grafix, which will assist in facilitating reimbursement in the physician office setting, offering additional access for Medicare patients.

        A study designed to further facilitate health care reimbursement began during the second fiscal quarter of 2012. This is a multicenter, adaptive design, randomized study to evaluate the efficacy and safety of Grafix for the treatment of chronic diabetic foot ulcers. Up to 266 patients will be enrolled in this study and will receive either Grafix or a control dressing for a chronic diabetic foot ulcer that is between 1 cm2 and 15 cm2. Patients are randomized in a 1:1 ratio. The primary efficacy endpoint of this study is complete wound closure, defined as 100% re-epithelialization, by week 12. Additional secondary efficacy endpoints include time to initial wound closure, number of patients with at least 50% reduction in wound size by Day 28 and number of applications of Grafix versus control. This trial is conducted at 20 wound care clinics across the US and is currently enrolling patients.

        We anticipate that Grafix will become more widely adopted for treatment of chronic wounds, including diabetic foot ulcers with the assignment of reimbursement codes.

        Our marketing of Ovation is targeted to orthopedic surgeons and neurosurgeons practicing in the United States. We may enter into strategic partnerships with device or other orthopedic distributors to facilitate distribution.

Therapeutic Drug Candidates

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

        Our Biosurgery segment competes with other companies and organizations that are marketing products competitive with Grafix and Ovation, including Advanced Biohealing, the manufacturer of Dermagraft which competes with Grafix; Organogenesis, the manufacturer of Apligraf, which competes with Grafix; and surgical autograft procedures. In addition to those listed, there are other potential competitors developing a variety of competing products. The limited patent protection for our Biosurgery products reduced the barrier for entry by others and makes these products susceptible to increased risk of competition.

        Once more widely approved and launched for commercial sale, Prochymal will compete, and if approved for commercial sale, Chondrogen would compete with marketed products and other future biologic drug candidates. The primary competitors include:

  •
  Prochymal.  Although not yet launched commercially, and with approval limited to pediatric applications in Canada and New Zealand, Prochymal is the first drug indicated for the treatment of acute GvHD. Prochymal will compete with steroids and other traditional off label therapies for GvHD.The competitive landscape in Crohn's disease is more crowded and, if approved, Prochymal will compete with Johnson & Johnson's Remicade®, Abbott's HUMIRA®, Biogen's Tysabri® and UCB's Cimzia®.

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

        We maintain state licensure as a human tissue bank in Maryland, California, Florida, and New York. These are the only states in which such licensure is required for us.

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

  •
  submission of a BLA to the FDA, (or a a NDS to Health Canada, or an equivalent thereof in other territories) for marketing that includes adequate results of preclinical testing and clinical trials;

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

Employees

        As of December 31, 2012, our headcount was 59 full-time and 5 part-time employees. Of this total, 23 were engaged in research and development and clinical trials for our Therapeutics segment, 24 were engaged in research, development and manufacturing activities in our Biosurgery segment, and 17 were engaged in administration, finance, sales and marketing, and facilities. All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential or proprietary information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any work stoppages.

Executive Officers of the Registrant

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Information regarding our executive officers is as follows:

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
C. Randal Mills, Ph.D.	41	President and Chief Executive Officer (since July 2004)	Dr. Mills is also a member of the Board of Directors. Prior to joining Osiris, Dr. Mills was an executive officer of RTI Biologics, Inc. (NASDAQ—RTIX). Dr. Mills served in several leadership positions at RTI from its formation in 1998 until 2004, including Vice President of Business Development and Vice President of Operation and R&D, and is credited with several key initiatives, including the development and commercialization of RTI's core technology, BioCleanse®.
Lode Debrabandere, Ph.D.	47	Chief Operating Officer (since July 2006)

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

Michelle LeRoux Williams, Ph.D.	38	Chief Scientific Officer (since May 2007)

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

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Philip R. Jacoby, Jr.	60	Chief Financial Officer, Treasurer and Corporate Secretary (since October 2005)

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

        Until fiscal 2009, we incurred losses in each year since our inception, and may incur additional losses over the next several years. As of December 31, 2012, we had an accumulated deficit of $243.4 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

        We expect to continue to incur significant operating expenses in the foreseeable future as we seek to:

  •
  complete our Phase 3 clinical trials for Prochymal for Crohn's disease;

  •
  complete our Phase 2 clinical trial for Prochymal for cardiac indications, and, if supported by the Phase 2 clinical trial, initiate Phase 3 clinical trials;

  •
  complete our controlled trial with Grafix for diabetic foot ulcers;

  •
  enlarge our work force consistent with expanding our business and operations and distribution of our Biosurgery products and as they are approved for sale, our biological drug candidates;

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

        The market may not understand or accept our products. We are developing biologic drug candidates and products that represent novel treatments or therapies and will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. The novel nature of our Biosurgery products creates significant challenges in regards to product development and optimization, manufacturing, government regulation, and third-party reimbursement. As a result, the development pathway for our biosurgery products may be subject to increased scrutiny, as compared to the pathway for more conventional products.

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

        We expect to distribute our biologic drug candidates initially in the Canada and New Zealand for the treatment of acute GvHD in children. We intend to distribute our Biosurgery products initially in the United States. In the United States and elsewhere, the market for any pharmaceutical product is affected by the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. Stem cell therapies like Prochymal and Biosurgery products like Grafix and Ovation may have high higher costs or fees associated with them compared with standard pharmaceuticals, due to the higher cost and complexity associated with -their -research, development and production, the small size and large geographic diversity of the target patient population for some indications, and the complexity associated with distribution of stem cell therapies—and biosurgery products—which require special handling, storage and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for our potential products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate. For example, patients battling GvHD and who, therefore, are candidates for treatment with Prochymal, are typically very ill as a result of an underlying genetic or oncologic condition. Because these patients have a low probability of survival (whether or not their GvHD is successfully treated), third-party payors may resist reimbursing the cost of treatment.

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

        We may not be able to produce sufficient quantities of our biologic drug candidates at an acceptable cost. Commercial-scale production of therapies made from live human MSCs involves production in small batches and strict adherence to complex manufacturing and storage protocols and procedures. Our biologic drug candidates are inherently more difficult to manufacture at commercial-scale than chemical pharmaceuticals, which are manufactured using precise chemical formulations and operational methods.

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

        We expect to rely on third parties to sell or redistribute both our biologic drug candidates and our Biosurgery products. Proper shipping and distribution requires compliance with specific storage and shipment procedures. Failure to comply with these procedures or the occurrence of inadvertent damage to the shipping container will necessitate return and replacement, potentially resulting in additional cost and causing us to fail to meet supply requirements.

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

        We lease approximately 61,203 square feet of space in Columbia, Maryland that houses essentially all of our corporate operations. Currently, we maintain insurance coverage totaling $21.8 million against damage to our property and equipment, an additional $5.0 million to cover business interruption and extra expenses, and $6.0 million to cover R&D restoration expenses. If we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

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

        In the marketplace, we compete or may eventually compete with other companies and organizations that are marketing or developing products competitive with Grafix and Ovation and therapies for our targeted disease indications, based on traditional pharmaceutical, medical device or other, non-cellular therapy and technologies. These include for our Biosurgery products: Advanced Biohealing, the manufacturer of Dermagraft which competes with Grafix; Organogenesis, the manufacturer of Apligraf which competes with Grafix. These include for our biologic drug candidates: Novartis, the manufacturer of Neoral® for the prevention of organ rejection in transplant patients, which would compete with Prochymal for the treatment of GvHD; and Johnson & Johnson, the manufacturer of Remicade®, and Abbott, the manufacturer of Humira®, which would compete with Prochymal for the treatment of Crohn's disease. In addition to those listed above, we have other potential competitors developing a variety of therapeutics.

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

        We face an inherent risk of product liability claims. None of our products have been widely used over an extended period of time, and therefore our safety data are limited. We derive the raw materials for our products from human donor sources, the manufacturing process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims. We will need to increase our insurance coverage when we begin commercial sale of our biologic drug candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

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

  •
  expand our manufacturing capacity for our Biosurgery products, which will require that we maintain a portion of our space as a Food FDA compliant and validated product manufacturing facility; and

  •
  expand and protect our intellectual property portfolio for our biosurgery products.

        Our redistribution fees from these products have been limited to date. Our ability to scale up our production capabilities for larger quantities of these products remains to be proven. Our costs in marketing and distributing these products will also increase as production increases.

Risks Related to Intellectual Property

If our patent position does not adequately protect our products, others could compete against us more directly, which would harm our business and have a material adverse effect on our financial condition and results of operations.

        Our success depends, in large part, on our ability to obtain and maintain intellectual property protection for our biologic drug candidates and products, and our Biosurgery products. The patent position of biotechnology companies is generally highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. Neither the U.S. Patent and Trademark Office nor the courts has a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents.

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

        A significant amount of our technology, including our teaching regarding the manufacturing processes of our Biosurgery products is unpatented and is maintained by us as trade secrets. The limited patent protection for our Biosurgery products reduces the barrier for entry by others and makes these products susceptible to increased competition, which could be harmful to our business.

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

        Some aspects of our technology, especially regarding manufacturing processes, are unpatented and maintained by us as trade secrets. A significant amount of our technology, including our teaching regarding the manufacturing processes of our Biosurgery products is unpatented and is maintained by us as trade secrets. In an effort to protect these trade secrets, we require our employees, consultants, collaborators and advisors to execute confidential disclosure agreements before the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

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

        Our research, development and commercialization activities, and the manufacture of our biologic drug candidates or products, or the distribution of our Biosurgery products, may infringe or be alleged to infringe patents owned by third parties and to which we do not hold licenses or other rights. There may be applications that have been filed but not published that, when issued, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be enjoined from certain activities including a stop or delay in research, development, manufacturing or sales activities related to the product or biologic drug candidate that is the subject of the suit.

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

        Litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or know-how, or to determine the scope and validity of proprietary rights. Litigation, opposition or interference proceedings could result in substantial additional costs and diversion of management focus. If we are ultimately unable to protect our technology, trade secrets or know-how, we may be unable to operate profitably.

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

        Any regulatory approval of a product may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility, may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay regulatory approval of our products.

We cannot market and sell our biologic drug candidates in the United States or in other countries if we fail to obtain the necessary regulatory approvals or licensure.

        We cannot sell our biologic drug candidates until regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain. It is likely to take several more years to obtain the required regulatory approvals in the United States for our lead stem cell biologic drug candidate, Prochymal, or we may never gain those approvals. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our operations and cause our stock price to decline significantly. Moreover, because our biologic drug candidates are all based on a single platform technology, MSCs, any adverse events in our clinical trials for one of our biologic drug candidates could negatively impact the clinical trials and approval process for our other biologic drug candidates.

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

        Even if approved for commercial sale in the United States, it is likely that Prochymal will receive conditional approval by the FDA, and similar to the Health Canada approval for Prochymal for treatment of acute refractory GvHD in children, we will be required to conduct Phase 4 clinical trials to obtain full approval. Even if we obtain full approval by a regulatory agency of a product, that approval is subject to limitations on the indicated uses for which we can market it. After granting marketing approval, regulatory agencies continue to review and inspect marketed products, manufacturers and manufacturing facilities, creating additional regulatory burdens. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, regulatory agencies may establish additional regulations that could prevent or delay marketing approval of our products.

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

        Some jurisdictions, including the European Union and the United States, may designate drugs for relatively small patient populations as orphan drugs. Although the FDA and its European counterpart, the European Medicines Agency, or EMEA, and Health Canada have each designated Prochymal for the treatment of steroid refractory GvHD as an orphan drug, and the FDA has designated Prochymal for the treatment of type 1 diabetes as an orphan drug, none of our other biologic drug candidates have received such designation. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an Orphan Drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the health authorities will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of up to seven years in the United States, five years in Canada and ten years in Europe. This exclusivity, however, could block the approval of our biologic drug candidates if a competitor obtains marketing approval before us. Even if we obtain orphan drug exclusivity for any of our biologic drug candidates, we may not be able to maintain it. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

Should the FDA decide that Grafix or Ovation, or that any other Biosurgery product we may develop, does not meet the appropriate regulatory requirements, we may be required to stop production, which could have a material adverse effect on our business, financial condition and results of operations.

        The FDA has developed a tiered, risk-based regulatory framework, which includes criteria for facility management, quality assurance, donor selection, and processing of human cells, tissues, and cellular and tissue based products. We believe that commercial sale of Grafix and Ovation does not require pre-market approval by the FDA because we believe that these products meet the regulatory definition of human cells, tissue, and cellular and tissue-based products, or HCT/Ps. However, should the FDA decide that these products do not meet the regulatory definition of HCT/Ps, we will not be able to produce and redistribute these products until we obtain FDA approval, which could take years to obtain and which would have a material adverse effect on our business, financial condition and results of operations.

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

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 53% of our outstanding common stock as of March 1, 2013. Included among this 53%, Peter Friedli, the Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 43% of our outstanding common stock as of March 1, 2013. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 4.    Mine Safety Disclosures.

        Not Applicable.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the NASDAQ Global Market under the symbol "OSIR." The following table lists the high and low sale prices per share for our common stock based on the prices as reported on the NASDAQ Global Market for the periods indicated.

	2012		2011
	High	Low	High	Low
Quarter Ended
March 31	$6.09	$4.38	$8.10	$5.97
June 30	14.46	4.47	8.02	6.32
September 30	12.08	8.05	8.39	4.39
December 31	11.94	8.05	5.66	4.12

Stockholders

        As of March 1, 2013, there were approximately 165 stockholders of record of our common stock and, according to our estimates, approximately 5,293 beneficial owners of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception and we do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

        There were no issuances of unregistered securities during fiscal 2012.

Issuer Purchase of Equity Securities and Use of Proceeds

        There were no repurchases by us of our securities during fiscal 2012 or 2011.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated herein by reference to the information contained in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenue from collaborative research agreements, government contracts, and royalties	$3,955	$41,140	$43,021	$44,533	$10,044
Biosurgery product revenues	7,849	1,263	183	—	—
Gross profit on Biosurgery revenues	5,298	732	121	—	—
Operating expenses:
Research and development	14,108	19,156	23,501	63,266	69,897
General and administrative and other expenses	6,296	7,881	6,450	8,807	8,586

Total operating expenses	20,404	27,037	29,951	72,073	78,483

(Loss) income from operations	(11,151)	14,835	13,191	(27,540)	(68,439)
Other income (expense), net	49	100	175	1,277	(978)

(Loss) income from continuing operations, before income taxes	(11,102)	14,935	13,366	(26,263)	(69,417)
Income tax benefit (expense)	37	(43)	(241)	2,699	—

(Loss) income from continuing operations	(11,065)	14,892	13,125	(23,564)	(69,417)
Income from discontinued operations, net of income taxes	—	—	—	38,136	35,925

Net (loss) income	$(11,065)	$14,892	$13,125	$14,572	$(33,492)

Basic and diluted net (loss) income per share from continuing operations	$(0.34)	$0.45	$0.40	$(0.72)	$(2.18)

Basic and diluted net (loss) income per share	$(0.34)	$0.45	$0.40	$0.45	$(1.05)

Weighted average shares of common stock used in computing basic net (loss) income per share	32,859	32,820	32,784	32,742	31,895

Weighted average shares of common stock used in computing diluted net (loss) income per share	32,859	33,118	33,097	32,742	31,895

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and investments available for sale	$34,092	$47,265	$67,608	$100,715	$62,238
Working capital(1)	33,993	43,393	27,423	52,362	70,599
Total assets	41,464	54,273	77,784	107,596	137,467
Long-term liabilities	531	430	3,798	44,597	84,278
Accumulated deficit	(243,392)	(232,327)	(247,219)	(260,344)	(274,916)
Total stockholders' equity (deficit)	35,890	45,818	27,457	12,560	(5,020)

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

        The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three years in the period ended December 31, 2012 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "Item 8. Financial Statements and Supplementary Data."

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

        We believe the combination of these unique properties will allow us to solve many of the more challenging questions facing medicine today. We have established ourselves as an industry leader in the emerging field of cell therapy, having developed the first commercially available stem cell product.

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology in the United States and a number of foreign countries, including 50 U.S. and 156 foreign patents owned or licensed. We believe that our biologic drug candidates have advantages over other stem cell therapeutics in development for at least the following reasons:

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

        In the third fiscal quarter of 2009, we created our Biosurgery segment focused on developing, manufacturing and distributing high-end biologic products for use in surgical procedures. We launched our first biologic product during third quarter of fiscal 2010, and our Biosurgery business has continued to grow since that time. We anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment as the revenues generated from Bisourgery products increase in the foreseeable future.

Financial Operations Overview

Revenue

        Biosurgery Segment.    Beginning in fiscal 2010, we started to account for our Biosurgery business as a separate segment. We manufacture human tissue based products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as employee sales personnel. We presently manufacture and distribute Grafix for the treatment of chronic wounds and burns and Ovation for orthopedic surgeries. Both of these products are cryo-preserved and stored in special freezers at -80 degrees Celsius. Customers have the product shipped to them in dry ice. Legal title passes to the customer when the product leaves our shipping dock. Due to the nature of the products and the manufacturing process, we do not allow sales returns.

        We launched our first Biosurgery product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product in early fiscal 2011, and have continued to increase our distribution volume throughout fiscal 2011 and 2012, both through in-house personnel as well as through our expanding distributor network. The increase in revenue and gross profit since commercial launch is due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment in the foreseeable future.

        Therapeutics Segment.    In the fourth quarter of 2008, we entered into a collaboration agreement with Genzyme Corporation, then an independent and now a Sanofi company, for the development and commercialization of Prochymal and Chondrogen. Under the terms of the agreement, we retained the rights to commercialize Prochymal and Chondrogen in the United States and Canada, and Genzyme was granted exclusive rights to commercialize Prochymal and Chondrogen in all other countries, except with respect to GvHD in Japan, where Prochymal has previously been licensed to JCR Pharmaceuticals Co., Ltd. Under the agreement, we were paid $130.0 million for these rights. During the fiscal quarter ended March 31, 2012 we recognized revenue of $3.3 million, which was the final deferred revenue associated with the $130.0 million upfront payment. We recognized $40.0 million of revenue from the amortization of the upfront payment during each of the fiscal year 2011 and 2010.

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

        In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it had "discontinued" its project with Prochymal for GvHD, and in September 2012, we entered into a termination agreement with Sanofi that terminated the collaboration agreement and memorialized an amicable parting. Under the termination agreement, neither party has any continuing financial or other obligations to the other. We continue to proceed with our Prochymal regulatory and commercialization efforts.

        In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In the first quarter of 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we, in partnership with Genzyme, sought to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. Under the terms of this contract, we recognized $470,000 in revenue in fiscal 2010. No work is continuing under this contract and we are not presently pursuing other government contracts in partnership with Genzyme, or otherwise.

        In prior years, we entered into strategic agreements with other companies for the development and commercialization of Prochymal for specific indications and geographic markets. In 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation (JDRF) to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provided for JDRF to provide $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement have been amortized into revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they were earned. As of December 31, 2011, we had achieved all $4.0 million of the milestones available under the contract and recognized the entire funding as revenue. In fiscal 2011, we recognized $960,000 in revenue and in fiscal 2010, we recognized $1.2 million in revenue. We recognized no revenue in connection with this project in 2012, and although we continue to follow patients who participated in the studies supported by this arrangement, our work is substantially complete.

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

        Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through December 31, 2012, we incurred aggregate research and development costs of approximately $424 million.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. Research and development expenses for our Therapeutics segment were $9.6 million, $15.8 million, and $19.1 million for fiscal years 2012, 2011, and 2010, respectively. Biosurgery research and development expenses for the comparable periods were $4.5 million, $3.3 million, and $4.4 million, respectively, which includes costs incurred for the study designed to allow for the collection of data necessary to obtain the permanent HCPCS Q-codes that began during the second fiscal quarter of 2012.

        As described above, we do not track internal development costs by project. We do, however, track external research and development costs on a project basis. During 2012, we incurred $2.0 million in external research and development costs on our acute myocardial infarction clinical trial, $1.2 million for the diabetic foot ulcer trial for our Biosurgery segment, $752,000 on our Refractory Crohn's disease clinical trial, $681,000 on Treatment-resistant GvHD and $638,000 on smaller projects. During fiscal 2011, we incurred $6.3 million in external research and development costs on our acute myocardial infarction clinical trial, $1.4 million on our Refractory Crohn's disease clinical trial, $830,000 on Treatment-resistant GvHD and $400,000 on smaller projects. For 2010, our external research and development costs were approximately $2.8 million for Prochymal to treat first line and steroid refractory acute GvHD, $905,000 for Prochymal to treat Crohn's disease, $4.1 million for Prochymal to repair heart tissue following a heart attack, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $225,000 for smaller projects.

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

General and Administrative Expenses

        General and administrative expenses consist primarily of the costs associated with our general management, including salaries, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. Generally, we have experienced a decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense. Beginning in fiscal 2012, we incurred additional general and administrative expenses related to increased distribution efforts for our Biosurgery products. We expect future expense increases to continue as a result of hiring additional operational, financial, accounting, facilities engineering and information systems personnel as we continue to increase distribution of our Biosurgery products and approach the commercial launch of Prochymal for an initial indication.

Other Income, Net

        Other income consists of interest earned on our cash and investments available for sale and realized gains and losses incurred on the sale of these investments. Interest expense consists of interest incurred on capital leases. We do not expect to incur material interest expense in the future as we do not have a material amount of equipment under capital lease or any outstanding debt.

Income Taxes

        Until fiscal 2010, we have not recognized any net deferred tax assets or liabilities in our financial statements since we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $93.6 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities other than the alternative minimum tax. The income from the upfront fees we received from Genzyme Corporation was required to be recognized over several years from 2008 through 2012 for financial statement reporting purposes. For income tax purposes, the income was required to be fully recognized in 2009 and 2010. This resulted in our releasing $3.2 million of the valuation allowance on our net deferred tax assets in fiscal 2010. We recognized $1.0 million of the resulting deferred tax asset in 2011, and recognized the remaining $2.2 million deferred tax asset in 2012.

        In fiscal 2010, we recorded a provision for income taxes to recognize the U.S. Federal alternative minimum tax on our taxable income. In fiscal 2011, we recorded a provision for income taxes of $43,000 to recognize a true-up of the 2010 payables account that was identified when we filed our 2010 Federal income tax return. The effective tax rate of .3%, as compared to a U.S. statutory rate of 35%, reflects this adjustment. We do not expect to be subject to the U.S. Federal alternative minimum tax in fiscal 2011. The tax provision for 2010 reflects an effective tax rate for continuing operations of 1.8% compared to a U.S. statutory tax rate of 35%. The effective tax rate reflects our estimated annual effective tax rate, which reflects our expectation that a portion of our income will be subject to the Federal alternative minimum tax in 2010, which is almost entirely offset by a release of valuation allowance discussed above. In fiscal 2012 we recognized an income tax benefit of $37,000, in connection with truing up our tax asset accounts in connection with the filing of our 2011 income tax returns.

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

Revenue Recognition

        As discussed in Note 3—Segment Reporting below, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery product, Grafix, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product, Ovation in early fiscal 2011, and continued to increase our distribution volume throughout fiscal 2011 and 2012. We recognized revenues of $7.8 million and $1.3 million on distribution of our Biosurgery products in 2012 and 2011, respectively, compared to $183,000 subsequent to commercial launch in fiscal 2010.

        We recognize revenue on the distribution of our Biosurgery products when we ship the frozen product to our customers. Legal title passes to the customers when the product leaves our shipping dock. Due to the nature of the products and the manufacturing process, we do not allow sales returns or refunds.

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company ("Genzyme"), for the development and commercialization of our biologic drug candidates, Prochymal and Chondrogen®. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it had discontinued its project with Prochymal for GvHD. In September 2012, we reached agreement with Sanofi to conclude the Collaboration Agreement without either party having any continuing obligation to the other. We are continuing to proceed with our Prochymal regulatory approval and commercialization efforts.

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

        Accordingly, we recognized $3.3 million of revenue from this agreement during 2012, all of which came during the first fiscal quarter corresponding with the estimated end point date in January of 2012, compared to $40.0 million of revenue in each of the years ended December 31, 2011 and 2010 related to the amortization of the upfront payments.

        In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we sought, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in 2008, and completed our work under the contract during 2010. Contract revenue was recognized as the related costs were incurred, in accordance with the terms of the contract. We recognized approximately $471,000, in revenue from the DoD contract during 2010. We have not recognized any revenue associated with this contract during fiscal 2012 or 2011, and the agreement with Genzyme expired in July 2010.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provides for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement are amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they are received and earned. We have received all $4.0 million of the contingent milestones, and amortized the funding received over the duration of our obligations. We completed the majority of our work under this contract in fiscal 2011, resulting in $1.0 million in revenue during 2011 compared to $1.2 million of revenue during 2010. We have not recognized any revenue associated with this contract during fiscal 2012, but are continuing to monitor the trial participants through early fiscal 2013.

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

        Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program. Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. Revenues include approximately $305,000 of royalty revenue in 2012, $65,000 of royalty revenue in 2011 and $300,000 of royalty revenue in 2010. Revenues also include approximately $296,000, $115,000, and $41,000 in cost reimbursement for Prochymal used in our adult expanded access program during 2012, 2011, and 2010, respectively.

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

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer's contract, typically 45-days, to be past due. As of December 31, 2012 and 2011, accounts receivable in the accompanying balance sheet are reported net of a $25,000 and a $3,000 allowance for doubtful accounts, respectively. We believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. We have incurred bad debt expense of $22,000 and 3,000 related to our biosurgery operations during fiscal 2012 and 2011, respectively, and no bad debts expense during the year ended December 31, 2010.

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

        We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval in Canada during the second quarter of 2012, and subsequent approval in New Zealand. Historically, our Therapeutics segment operations have focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs. Once we begin commercial distribution, all newly manufactured Prochymal doses will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the fiscal years 2012, 2011 or 2010.

Research and Development Costs

        We expense internal and external research and development ("R&D") costs, including costs of funded R&D arrangements and the manufacture of clinical batches of our biologic drug candidates used in clinical trials, in the period incurred.

        Beginning in 2010, with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. Research and development expenses for our Therapeutics segment were $9.6 million, $15.8 million, and $19.1 million for fiscal years 2012, 2011, and 2010, respectively. Biosurgery research and development expenses for the comparable periods were $4.4 million, $3.3 million, and $4.4 million, respectively, which includes costs incurred for the study designed to allow for the collection of data necessary to obtain the permanent HCPCS Q-codes that began during the second fiscal quarter of 2012.

        As described above, we do not track internal development costs by project. We do, however, track external research and development costs on a project basis. During 2012, we incurred $2.0 million in external research and development costs on our acute myocardial infarction clinical trial, $1.2 million for the diabetic foot ulcer trial for our Biosurgery segment, $752,000 on our Refractory Crohn's disease clinical trial, $681,000 on Treatment-resistant GvHD and $638,000 on smaller projects. During fiscal 2011, we incurred $6.3 million in external research and development costs on our acute myocardial infarction clinical trial, $1.4 million on our Refractory Crohn's disease clinical trial, $830,000 on Treatment-resistant GvHD and $400,000 on smaller projects. For 2010, our external research and development costs were approximately $2.8 million for Prochymal to treat first line and steroid refractory acute GvHD, $905,000 for Prochymal to treat Crohn's disease, $4.1 million for Prochymal to repair heart tissue following a heart attack, $1.7 million for Prochymal for the protection of pancreatic islet cells in patients with type 1 diabetes, $700,000 for Prochymal to treat COPD, and approximately $225,000 for smaller projects.

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2012 and 2011, we had no accruals for interest or penalties related to income tax matters.

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

Results of Operations

Year ended December 31, 2012 compared to December 31, 2011

Biosurgery Product Revenues & Gross Profit

        During fiscal 2012, we continued to expand our distribution efforts in our Biosurgery segment, both through in-house personnel as well as through our expanding distributor network. During fiscal 2012, we recognized $7.8 million of product revenues from the distribution of Grafix and Ovation and realized gross profit of $5.3 million, compared to $1.3 million of product revenues and $732,000 of gross profit during 2011. The increase in revenue and gross profit in 2012 is due to volume increases, as we have continued to expand our distribution network. We are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption. Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities, our costs to manufacture these products are likely to vary significantly.

Realized gross profits represent 66% of revenues during fiscal 2012 compared to 58% of revenues during fiscal 2011. We anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment in the foreseeable future.

Revenues from Collaborative Research Agreements, Government Contract and Royalties

        Revenues from collaborative research agreements and royalties were $4.0 million for fiscal 2012, compared to $41.1 million for the fiscal 2011. We recognized the final $3.3 million in revenue from our collaborative agreement with Genzyme during January 2012, and over the course of the year recognized approximately $305,000 of royalty revenues and approximately $300,000 in cost reimbursement under our adult expanded access program. All of the revenue from the JDRF collaboration had been recognized prior to 2012. Revenues for fiscal 2011 included $40.0 million in revenue from the collaborative agreement with Genzyme, $960,000 from our collaboration with JDRF, $115,000 from our compassionate use protocol for treatment resistant GvHD in adults and $65,000 in royalties.

Research and Development Expenses

        Research and development expenses for 2012 were $14.1 million as compared to research and development expenses of $19.2 million for 2011, as follows:

	Year Ended December 31,
	2012	2011
	($000)	($000)
Therapeutics	$9,573	$15,829
Biosurgery	4,535	3,327

	$14,108	$19,156

        The decrease in research and development expenses in our Therapeutics segment reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled in the third quarter of 2011, resulting in lower patient and site costs since then and reduced activity in our Crohn's disease clinical trial. The increase in research and development expenses in our Biosurgery segment in fiscal 2012 reflects our increased process improvement efforts and development expenses incurred in exploring additional products to bring to market and the enrollment of the clinical trial required to obtain cost reimbursement for Grafix.

General and Administrative Expenses

        General and administrative expenses during fiscal 2012 were $6.1 million compared to $5.9 million during fiscal 2011. We incurred $2.4 million of sales, general and administrative expenses related to our Biosurgery segment during 2012, compared to $801,000 in 2011. The increase in our Biosurgery related general and administrative expenses reflects the additional sales, marketing and commission expenses incurred as we increase our distribution efforts. General and administrative expenses incurred in our Therapeutics segment during fiscal 2012 were $3.7 million compared to $5.1 million in fiscal 2011. The decrease is the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as our increased focus of internal resources on our Biosurgery operations.

Other Income, net

        Other income, net consists of our net realized investment income earned on our investments available for sale. Other income, net was $49,000 during fiscal 2012 and $100,000 during fiscal 2011. The decrease between years reflects the reductions in our investments available for sale to fund our operations combined with the very low yields offered on investment grade securities during fiscal 2012.

Income taxes

        An income tax benefit of $37,000 was recognized during fiscal 2012 as a result of the true-up of our tax asset accounts in connection with the filing of our 2011 tax returns, compared to an income tax expense of $43,000 recognized in fiscal 2011.

Fees Paid to Related Parties, Including Share-Based Payments

        Share-based payments to members of our Board of Directors were $127,000 during fiscal 2012, compared to $1.9 million during fiscal 2011. The fiscal 2011 charge includes a one-time non cash charge of approximately $1.7 million related to the extension of the expiration date of a warrant held by the chairman of our board of directors. This transaction was approved by our stockholders at our 2011 annual meeting. Non-employee members of our board of directors are compensated by an annual award of stock that is paid in either unrestricted shares of our common stock or cash, or a combination of stock and cash. During fiscal 2012, we issued 25,000 shares of common stock and paid $25,000 cash to our non-employee directors. During fiscal 2011, we issued 25,000 shares of common stock and paid $36,000 cash to these individuals.

Year ended December 31, 2011 compared to December 31, 2010

Biosurgery Product Revenues & Gross Profit

        We began developing an internal distribution network as well as increasing our external network of distributors for our Biosurgery products during fiscal 2011. During fiscal 2011, we recognized revenues of $1.3 million and gross profit of $732,000 on Biosurgery products, compared to $183,000 of revenues and $121,000 of gross profit during fiscal 2010. Our gross profit in 2011 was approximately 58% of revenues compared to approximately 66% of revenues during 2010. We expect our gross profit to vary while we continue to increase distribution and more fully utilize our production facilities in a consistently efficient manner.

Revenues from Collaborative Research Agreements, Government Contract and Royalties

        Revenues from collaborative research agreements and royalties were $41.1 million during fiscal 2011 compared to $43.0 million during fiscal 2010. During fiscal 2011, we recognized $40.0 million in revenue from the collaborative agreement with Genzyme, $960,000 from our collaboration with JDRF, $115,000 from our compassionate use protocol for treatment resistant GvHD in adults and $65,000 in royalties. Our revenues for fiscal 2010 also included $40.0 million from the Genzyme agreements, $1.2 million from the JDRF collaboration, $1.0 million milestone payment from the license agreement with JCR Pharmaceuticals and $470,000 for the contract with the United States Department of Defense.

Research and Development Expenses

        Research and development expenses during fiscal 2011 were $19.2 million compared to $23.5 million during fiscal 2010, as follows:

	Year Ended December 31,
	2011	2010
	($000)	($000)
Therapeutics	$15,829	$19,102
Biosurgery	3,327	4,399

	$19,156	$23,501

        The decline in Therapeutics R&D expenses during fiscal 2011 of approximately $3.3 million is principally related to the completion of the majority of patient treatment costs in our Phase 2 cardiac trial, while the decline in Biosurgery R&D is primarily attributable to the high volume of product development costs incurred for that segment in fiscal 2010 as we prepared for commercial launch..

General and Administrative Expenses

        General and administrative expenses during fiscal 2011 were $5.9 million compared to $6.3 million during fiscal 2010. The change between fiscal years is not material.

Other Income, net

        Other income, net consists of our net realized investment income earned on our investments available for sale. Other income, net was $100,000 during fiscal 2011 and $175,000 during fiscal 2010. The decrease between years reflects the reductions in our investments available for sale to fund our operations combined with the very low yields offered on investment grade securities.

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

Fees Paid to Related Parties, Including Share-Based Payments

        Share-based payments to members of our Board of Directors were $1.9 million during fiscal 2011 compared to $74,000 during fiscal 2010. The fiscal 2011 charge includes the one-time non cash charge of approximately $1.7 million related to the extension of the expiration date of a warrant held by the chairman of our board of directors. During fiscal 2011, we issued 25,000 shares of common stock and paid $36,000 cash to our non-employee directors. During fiscal 2010, we issued 11,500 shares of common stock and paid $74,000 cash to our non-employee directors.

Liquidity and Capital Resources

Liquidity

        At December 31, 2012, we had $1.9 million in cash and $32.2 million in investments available for sale. In addition, we have not had any outstanding debt at any time since fiscal 2008.

        During the fiscal year ended December 31, 2008, we generated cash from operating activities for the first time since our inception, as a result of the $75.0 million portion of the up front fees received under the Collaboration Agreement with Genzyme. We generated a further $55.0 million of cash in up front fees during fiscal 2009. We used a portion of these proceeds to completely extinguish our debt during 2008, and have since consistently made purchases of investments available for sale with our excess cash. We have used these receipts to fund our operations since fiscal 2008. With the commercial launch of our Biosurgery products, we have begun to generate cash from product revenues. Although there can be no assurances, we believe that we have sufficient liquidity on hand as of December 31, 2012 to fund our operations through such time as our Biosurgery operations become cash flow positive and/or we begin to generate cash from our first biological drug candidate.

Cash Flow

        The following table sets forth a summary of our cash flows for each of our three most recently completed fiscal years:

	Years Ended December 31,
	2012	2011	2010
	(amounts in thousands)
Net cash used in operating activities	$(13,271)	$(20,436)	$(33,189)
Net cash provided by investing activities	13,324	20,504	33,180
Net cash provided by financing activities	141	151	145

        Net cash used in operating activities during fiscal 2012 was $13.3 million, and primarily reflects our net loss of $11.1 million and $3.3 million of the amortization of deferred revenue related to the Genzyme collaboration agreement, partially offset by $1.8 million of non cash charges included in the net loss.

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

        Net cash provided by investing activities was $13.3 million, $20.5 million, and $33.2 million, respectively, during fiscal years 2012, 2011, and 2010, and in each year primarily reflects proceeds from the sales of our investments to fund our operations.

        Net cash provided by financing activities was insignificant in each of the three years ended December 31, 2012.

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

        We did not have any outstanding debt at any time during 2012. As a result of our financial position and forecasts as of December 31, 2012, we believe that we have sufficient liquidity on hand as of that date to fund our operations through such time as our Biosurgery operations become cash flow positive and/or we begin to generate cash from our first biological drug candidate.

Off-Balance Sheet Arrangements.

        We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

        The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations at December 31, 2012. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of item under accounting principles generally accepted in the United States and certain assumptions. Future events could cause actual payments to differ from these amounts.

	Payment Due by Fiscal Year
Contractual Obligations	Total	Less Than 1-Year	Years 1-3	Years 4-5	More Than 5-Years
	(amounts in thousands)
Operating lease—facilities	$4,102	$1,137	$2,359	$606	$—
Capital lease obligations	216	48	96	72	—
Contract Research Organizations	5,962	4,418	1,544	—	—

Total contractual cash obligations	$10,280	$5,603	$3,999	$678	$—

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

        As of December 31, 2012, we had active contracts with CROs related to three on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $23.9 million, of which we had incurred approximately $17.9 million as of that date. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2012, we expect to pay $4.4 million of our remaining obligations to these CROs during 2013 and the remainder in 2014.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the facility. At each of July 1, 2012, 2011, and 2010, the security deposit required under this lease decreased to $298,000, $372,000 and $446,000, respectively. We reduced our outstanding letter of credit accordingly, and the reduced letter of credit of $298,000 remained outstanding as of December 31, 2012, and has been fully collateralized by restricted cash.

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

  Foreign Current Exchange Rate Risk

        We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the three years ended December 31, 2012, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

REPORT OF MANAGEMENT

Management's Report on Financial Statements

        Our management is responsible for the preparation, integrity and fair presentation of information in our financial statements, including estimates and judgments. The financial statements presented in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the financial statements and other financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this Annual Report on Form 10-K. The financial statements included herein have been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

        Grant Thornton LLP has issued an attestation report on our internal control over financial reporting. This report is included in the Report of Independent Registered Public Accounting Firm on the following page.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Osiris Therapeutics, Inc.

        We have audited the internal control over financial reporting of Osiris Therapeutics, Inc. (a Maryland Corporation) (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 15, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Osiris Therapeutics, Inc.

        We have audited the accompanying balance sheets of Osiris Therapeutics, Inc. (a Maryland corporation) (the "Company") as of December 31, 2012 and 2011, and the related statements of comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Baltimore, Maryland
March 15, 2013

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash	$1,854	$1,661
Investments available for sale	32,238	45,730
Accounts receivable, net	3,063	728
Inventory	1,278	767
Deferred tax asset	—	2,188
Prepaid expenses and other current assets	603	344

Total current assets	39,036	51,418
Property and equipment, net	2,111	2,463
Restricted cash	317	392

Total assets	$41,464	$54,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,999	$4,692
Capital lease obligations, current portion	44	—
Deferred revenue, current portion	—	3,333

Total current liabilities	5,043	8,025
Long-term portion of capital lease obligations	162	—
Other long-term liabilities	369	430

Total liabilities	5,574	8,455

Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 90,000 shares authorized, 32,881 shares outstanding—2012, 32,828 shares outstanding—2011	33	33
Additional paid-in-capital	279,269	278,092
Accumulated other comprehensive (loss) income	(20)	20
Accumulated deficit	(243,392)	(232,327)

Total stockholders' equity	35,890	45,818

Total liabilities and stockholders' equity	$41,464	$54,273

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Product revenues	$7,849	$1,263	$183
Cost of product revenues	2,551	531	62

Gross profit	5,298	732	121

Revenue from collaborative research agreements and royalties	3,955	41,140	43,021
Operating expenses:
Research and development	14,108	19,156	23,501
General and administrative	6,144	5,927	6,289
Fees paid to related parties	25	36	87
Share-based payments to related parties	127	1,918	74

	20,404	27,037	29,951

(Loss) income from operations	(11,151)	14,835	13,191
Other income, net	49	100	175

(Loss) income before income taxes	(11,102)	14,935	13,366
Income tax benefit (expense)	37	(43)	(241)

Net (loss) income	(11,065)	14,892	13,125

Other comprehensive income
Unrealized (loss) gain on investments available for sale	(40)	23	85

Total comprehensive (loss) income	$(11,105)	$14,915	$13,210

Basic (loss) earnings per share	$(0.34)	$0.45	$0.40

Diluted (loss) earnings per share	$(0.34)	$0.45	$0.40

Weighted average common shares (basic)	32,859	32,820	32,784

Weighted average common shares (diluted)	32,859	33,118	33,097

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(amounts in thousands, except for share and per share data)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2010	32,773,331	$33	$272,959	$(88)	$(260,344)	$12,560
Exercise of options to purchase common stock ($.40 per share)	8,626	—	3	—	—	3
Share-based payment—director services ($6.46 per share)	11,500	—	74	—	—	74
Share-based payment—employee compensation	—	—	1,610	—	—	1,610
Net income	—	—	—	—	13,125	13,125
Unrealized gain on investments available for sale	—	—	—	85	—	85

Balance at December 31, 2010	32,793,457	$33	$274,646	$(3)	$(247,219)	$27,457
Exercise of options to purchase common stock ($.40-$7.74 per share)	9,064	—	22	—	—	22
Share-based payment—director services ($7.13 per share)	25,000	—	178	—	—	178
Share-based payment—employee compensation	—	—	1,506	—	—	1,506
Share-based payment—related party	—	—	1,740	—	—	1,740
Net income	—	—	—	—	14,892	14,892
Unrealized gain on investments available for sale	—	—	—	23	—	23

Balance at December 31, 2011	32,827,521	$33	$278,092	$20	$(232,327)	$45,818
Exercise of options to purchase common stock ($.40-$7.74 per share)	28,708	—	87	—	—	87
Share-based payment—director services ($5.08 per share)	25,000	—	127	—	—	127
Share-based payment—employee compensation	—	—	963	—	—	963
Net loss	—	—	—	—	(11,065)	(11,065)
Unrealized loss on investments available for sale	—	—	—	(40)	—	(40)

Balance at December 31, 2012	32,881,229	$33	$279,269	$(20)	$(243,392)	$35,890

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Continuing operations
Net (loss) income	$(11,065)	$14,892	$13,125
Adjustments to reconcile net (loss) income to net cash used in continuing operations:
Depreciation and amortization	708	745	755
Non cash share-based payments	1,090	1,684	1,684
Provision for bad debts	22	3	—
Deferred tax benefit	—	—	(3,170)
Non cash expense- extension of expiration date of warrant to related party	—	1,740	—
Changes in operating assets and liabilities:
Accounts receivable	(2,357)	1,197	(790)
Inventory	(511)	(257)	(510)
Prepaid expenses and other current assets	(259)	266	212
Deferred tax assets	2,188	982	—
Other assets	—	184	211
Accounts payable and accrued expenses	246	(912)	(3,403)
Deferred revenue	(3,333)	(40,960)	(40,891)

Net cash used in continuing operations	(13,271)	(20,436)	(32,777)

Discontinued operations
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	—	(412)

Net cash used in discontinued operations	—	—	(412)

Net cash used in operating activities	(13,271)	(20,436)	(33,189)

Cash flows from investing activities:
Purchases of property and equipment	(128)	(81)	(148)
Proceeds from sale of investments available for sale	13,500	20,805	33,598
Purchases of investments available for sale	(48)	(220)	(270)

Net cash provided by investing activities	13,324	20,504	33,180

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	—	(3)
Restricted cash	75	129	145
Proceeds from the issuance of common stock, net	87	22	3

Net cash provided by financing activities	140	151	145

Net increase in cash	193	219	136
Cash at beginning of period	1,661	1,442	1,306

Cash at end of period	$1,854	$1,661	$1,442

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$—	$—	$4,281
Supplemental disclosure of non cash activities:
Equipment acquired under a capital lease	228	—	—

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

        Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During the second quarter of 2012, we received authorization from Health Canada to market our stem cell therapy Prochymal® (remestemcel-L), for the treatment of refactory acute graft-vs-host disease (GvHD) in children. This was the first marketing approval for one of our biologic drug candidates, and marks the world's first regulatory approval of a manufactured stem cell therapeutic product and the first therapy approved for GvHD. Subsequent to the approval by Health Canada, we have also been granted marketing consent for Prochymal for the same indication in New Zealand. We expect to commence commercial distribution in the near future.

        Our Biosurgery business has continued to grow since its inception in 2009, and we anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment as the revenues generated from Bisourgery products increase in the foreseeable future.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. We believe that the most significant estimates that affect our financial statements are those that relate to deferred tax assets, inventory valuation, share-based compensation, and the non cash charge associated with the extension of the expiration date of an outstanding warrant discussed below in Note 9.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

Reclassifications

        We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect our results of operations or financial positions for the years presented.

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

Accounts Receivable

        Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer's contract, typically 45-days, to be past due. As of December 31, 2012 and 2011, accounts receivable in the accompanying balance sheet are reported net of a $25,000 and a $3,000 allowance for doubtful accounts, respectively. We believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. We have incurred bad debt expense of $22,000 and 3,000 related to our

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

biosurgery operations during fiscal 2012 and 2011, respectively, and no bad debts expense during the year ended December 31, 2010.

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

        We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval in Canada during the second quarter of 2012, and subsequent approval in New Zealand. Historically, our Therapeutics segment operations have focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs. Once we begin commercial distribution, all newly manufactured Prochymal doses will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

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

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during fiscal years 2012, 2011 or 2010.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

Revenue Recognition

        As discussed in Note 3—Segment Reporting below, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery product, Grafix®, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product, Ovation® in early fiscal 2011, and continued to increase our distribution volume throughout fiscal 2011 and 2012. We recognized revenues of $7.8 million and $1.3 million on distribution of our Biosurgery products in 2012 and 2011, respectively, compared to $183,000 subsequent to commercial launch in fiscal 2010.

        Legal title passes to the customers when the product leaves our shipping dock. We recognize revenue when persuasive evidence of an arrangement exists, the product has been shipped, the price to the buyer is fixed or determinable, and collectability is reasonably assured. As such, substantially all revenue and costs of revenue are recognized when legal title passes. Due to the nature of the products and the manufacturing process, we do not allow sales returns or refunds.

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

        In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company ("Genzyme"), for the development and commercialization of our biologic drug candidates, Prochymal and Chondrogen™. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it had discontinued its project with Prochymal for GvHD. In September 2012, we reached agreement with Sanofi to conclude the Collaboration Agreement without either party having any continuing obligation

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

to the other. We are continuing to proceed with our Prochymal regulatory approval and commercialization efforts.

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

        Accordingly, we recognized $3.3 million of revenue from this agreement during 2012, all of which came during the first fiscal quarter corresponding with the estimated end point date in January of 2012, compared to $40.0 million of revenue in each of the years ended December 31, 2011 and 2010 related to the amortization of the upfront payments.

        In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the United States Department of Defense ("DoD") pursuant to which we sought, in partnership with Genzyme, to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in 2008, and completed our work under the contract during 2010. Contract revenue was recognized as the related costs were incurred, in accordance with the terms of the contract. We recognized approximately $470,000 in revenue from the DoD contract during 2010. We did not recognize any revenue associated with this contract during fiscal 2012 or 2011.

        In October 2007, we entered into a collaborative agreement with the Juvenile Diabetes Research Foundation ("JDRF") to conduct a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes mellitus. This collaborative agreement provided for JDRF to provide up to $4.0 million of contingent milestone funding to support the development of Prochymal for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. The contingent milestone payments under the agreement were amortized to revenue on a straight line basis over the duration of our obligations under the collaborative agreement as they were received and earned. We have received all $4.0 million of the contingent milestones, and amortized the funding received over the duration of our obligations. We substantially completed our work under this contract in fiscal 2011, resulting in $1.0 million in revenue during 2011 compared to $1.2 million of revenue during 2010. We did not recognize any revenue associated with this contract during fiscal 2012.

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

        Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program. Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. Revenues include approximately $305,000 of royalty revenue in 2012, $65,000 of royalty revenue in 2011 and $300,000 of royalty revenue

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

in 2010. Revenues also include approximately $296,000, $115,000, and $41,000 in cost reimbursement for Prochymal used in our adult expanded access program during 2012, 2011, and 2010, respectively.

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

        Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. Total research and development costs for each of our operating segments are as follows:

	2012 ($000s)			2011 ($000s)			2010 ($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Research and development costs	$9,573	$4,535	$14,108	$15,829	$3,327	$19,156	$19,102	$4,399	$23,501

        Internal resources are applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. We do, however, track external research and development costs on a project basis. Our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012 ($000s)	2011 ($000s)	2010 ($000s)
External R&D Costs By Indication
Acute myocardial infarction	$2,020	$6,254	$4,082
Treatment-resistant GvHD	680	830	2,759
Refractory Crohn's disease	752	1,437	905
Other therapeutic programs	562	400	2,580

Therapeutics external R&D costs—	4,014	8,921	10,326

Diabetic foot ulcer	1,169	—	—
Other biosurgery programs	76	1,151	1,779

Biosurgery external R&D costs—	1,245	1,151	1,779

Total External R&D Costs—	$5,259	$10,072	$12,105

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2012 and 2011, we had no accruals for interest or penalties related to income tax matters.

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

        Diluted loss per common share for the year ended December 31, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding "out-of the money" warrant, and all 1,826,114 of our outstanding options as of December 31, 2012, as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical.

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

        A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Year Ended December 31,
	2012	2011	2010
	(000s)	(000s)	(000s)
Basic weighted average common shares outstanding	32,859	32,820	32,784
Dilutive weighted average options outstanding	—	298	313
Dilutive weighted average warrants outstanding	—	—	—

Diluted weighted average common shares outstanding	32,859	33,118	33,097

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Description of Business and Significant Accounting Policies (Continued)

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

        We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Accounts receivable in the accompanying balance sheets consist primarily of amounts due from distributors of our Biosurgery products within the United States. During fiscal 2012, revenues from one of the distributors of our Biosurgery products, PhysioRx, comprised approximately 60% of our total Biosurgery revenues. As of December 31, 2012, receivables from this distributor comprised a similar percentage of our total receivables. We expect all of our reported receivables to be fully collected. As discussed under "Accounts Receivable" above, we have not incurred material bad debt expense for the three years ended December 31, 2012.

Recent Accounting Guidance Not Yet Adopted at December 31, 2012

        We have considered the applicability and impact of all Financial Standards Board's Accounting Standards Updates ("ASUs"). Recently issued ASUs were evaluated and determined not to be applicable in this Annual Report on Form 10K.

2. Collaboration Agreements and Government Contract

        Following is a discussion of each of our material collaborative agreements and contracts. The accounting policies related to each of these contracts, including material impact on our financial statements, is included above under the "Revenue Recognition" section of Note 1, Description of Business and Significant Accounting Policies.

        Collaboration Agreement with Genzyme Corporation.    On October 31, 2008, we entered into a Collaboration Agreement with Genzyme for the development and commercialization of Prochymal and Chondrogen. As consideration for the rights originally granted to Genzyme under the Collaboration Agreement, they paid us non-contingent, non-refundable cash payments totaling $130.0 million.

        On September 28, 2012, we announced the conclusion of our collaboration with Genzyme, a Sanofi company. As a result, all rights to Prochymal and Chondrogen worldwide revert back to us, and we are now free to commercialize or enter into commercialization agreements for Prochymal and Chondrogen with others without limitation. Both parties agreed to an orderly conclusion of the collaboration, with no further financial responsibilities for either party, and an amicable end to the relationship.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Collaboration Agreements and Government Contract (Continued)

        Genzyme Partnership and the United States Department of Defense Contract.    In 2007, we also partnered with Genzyme to develop Prochymal as a medical countermeasure to nuclear terrorism and other radiological emergencies. In January 2008, we were awarded a contract from the DoD pursuant to which we, in partnership with Genzyme, sought to develop and stockpile Prochymal for the repair of gastrointestinal injury resulting from acute radiation exposure. We began recognizing revenue under this contract in fiscal 2008 and completed our work under the contract during 2010. The agreement with Genzyme expired in July 2010.

        Juvenile Diabetes Research Foundation Agreement.    In 2007, we entered into a collaborative agreement with the JDRF which provides funding to support the development of Prochymal as a treatment for the preservation of insulin production in patients with newly diagnosed type 1 diabetes mellitus. This collaborative agreement provided for JDRF to provide $4.0 million of contingent milestone funding. We initiated a Phase 2 clinical trial evaluating Prochymal as a treatment for type 1 diabetes in the fourth quarter of 2007, and achieved $2.0 million of the contingent milestones during 2008, $1.5 million in 2009, and the remaining $0.5 million in 2010. Consistent with our revenue recognition policies for such contingent milestones, we began amortizing each milestone payment as it was received and amortized the payments over the term of our obligations under the agreement in fiscal 2011. We substantially completed our work under this contract in fiscal 2011, and did not recognize any revenue associated with this contract during fiscal 2012.

        JCR Pharmaceuticals Agreement.    In 2003, we entered into a strategic alliance with JCR Pharmaceuticals Co. Ltd. ("JCR"). Under the JCR agreement, we have granted to JCR the exclusive right in Japan to use our technology in conjunction with the treatment of hematologic malignancies using hematopoietic stem cell transplants. The JCR agreement entitles us to a licensing fee and to royalties on any resulting revenue. They have paid us a total of $5.0 million in licensing fees under the agreement, $1.0 million in 2010 and $4.0 million of which was prior to 2008. The JCR agreement also provides for additional contingent milestone payments totaling $5.5 million, which will be recorded as revenue if and when the milestone events occur, and as well as royalty payments on sales of the drug in Japan.

3. Segment Reporting

        We manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment.

        Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Revenues for our Therapeutics segment have historically consisted primarily of collaborative research agreements and royalties as described in Note 1—Description of Business and Significant Accounting Policies. As discussed above under Note 1, Nature of Business, during the second quarter of 2012, we received authorization to market our stem cell therapy Prochymal in both Canada and New Zealand. We expect to begin commercial distribution of Prochymal in Canada and New Zealand in the near future.

        Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for orthopedic, wound healing, and surgical procedures by harnessing the ability of cells and

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

3. Segment Reporting (Continued)

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

        Substantially all of our revenues and assets are attributed to and are received from entities located in the United States. This may change after commercial distribution of Prochymal begins in Canada and New Zealand.

        At this time, only revenues, costs of goods sold, and operating expenses are allocated by segment. The costs specifically attributable to each of our segments for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012 ($000s)			2011 ($000s)			2010 ($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Product revenues	$—	$7,849	$7,849	$—	$1,263	$1,263	$—	$183	$183
Cost of product revenues	—	2,551	2,551	—	531	531	—	62	62

Gross profit	—	5,298	5,298	—	732	732	—	121	121

Revenue from collaborative research agreements, government contract and royalties	3,955	—	3,955	41,140	—	41,140	43,021	—	43,021
Operating expenses:
Research and development	9,573	4,535	14,108	15,829	3,327	19,156	19,102	4,399	23,501
General and administrative expenses and fees	3,893	2,403	6,296	7,081	800	7,881	5,809	641	6,450

	13,466	6,938	20,404	22,910	4,127	27,037	24,911	5,040	29,951

(Loss) income from operations	$(9,511)	$(1,640)	$(11,151)	$18,230	$(3,395)	$14,835	$18,110	$(4,919)	$13,191

        We manage our business based on the operating results of each segment, but in general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular operating segment. Accordingly, capital expenditures and total asset information by reportable segment is not presented. The only assets that are allocated to the individual segments are the inventory and accounts receivable specifically related to each segment.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

3. Segment Reporting (Continued)

        The assets specifically attributable to each of our segments as of December 31, 2012 and 2011 are as follows:

	2012 ($000s)			2011 ($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total
Segment assets:
Accounts Receivable	$209	$2,854	$3,063	$37	$691	$728
Inventory	—	1,278	1,278	—	767	767

Total segment assets	$209	$4,132	$4,341	$37	$1,458	$1,495

4. Property and Equipment

        Property and equipment at December 31, 2012 and 2011 are as follows:

	2012 ($000)	2011 ($000)
Laboratory and manufacturing equipment	$532	$427
Computer hardware, furniture and fixtures	569	546
Leased assets	228	26
Leasehold improvements	4,233	4,233

	5,562	5,232
Accumulated depreciation and amortization	(3,451)	(2,769)

Property and equipment, net	$2,111	$2,463

        We disposed of the $26,000 of leased equipment that was reported as of December 31, 2011 during fiscal 2012. This equipment had been fully amortized.

5. Inventory

        We began carrying inventory of our Biosurgery products on our balance sheet following commercial launch of such products.

        As of December 31, 2012 and 2011, inventory for our Biosurgery segment consists of the following:

	December 31,
	2012	2011
	($000)	($000)
Inventory
Raw materials and supplies	$284	$184
Work-in-process	135	45
Finished goods	971	812
Units for clinical evaluation	(112)	(274)

Total Biosurgery inventory	$1,278	$767

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

5. Inventory (Continued)

        We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval in Canadaduring the second quarter of 2012, and subsequent approval in New Zealand.

6. Capital Lease

        In July 2012, we leased equipment under a capital lease at an effective interest rate of approximately 5%, with 60 monthly payments of $4,000 starting July 2012. The capital lease is recorded at the present value of the future minimum lease payments. Future minimum lease payments under the capital lease agreement at December 31, 2012 are as follows:

Amount (000s)
2013	$48
2014	48
2015	48
2016	48
2017	24

216
Less: Amount representing interest	(10)

Present value of minimum lease payments	206
Less: Current portion of capital lease obligations	(44)

Long-term portion of capital lease obligations	$162

7. Share-Based Compensation

        In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008, 2010, and again in 2012 to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 2,250,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At December 31, 2012, there were approximately 543,000 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

        We generally issue stock option awards that vest over four years and have a ten-year contractual life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7. Share-Based Compensation (Continued)

by persons who receive equity awards. The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Years ended December 31,
	2012	2011	2000
Assumptions:
Weighted average risk-free interest rate	2.00%	2.00%	2.50%
Dividend yield	0.0%	0.0%	0.0%
Expected life of option grants	6.0-6.3 yrs	5.5 yrs	5.0 yrs
Weighted average expected stock price volatility	52-54%	53-55%	56-57%

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

        In connection with the stock options exercised during the year ended December 31, 2012, we received cash proceeds of $87,000. At December 31, 2012, there was $0.8 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

        A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	1,000,762	$10.78	7.0-years
Granted	406,500	$7.37
Exercised	(8,626)	$(0.40)		$58
Forfeited or canceled	(49,375)	$(12.53)

Balance, December 31, 2010	1,349,261	$9.75	6.9-years
Granted	450,000	$6.82
Exercised	(9,064)	$(2.42)		$36
Forfeited or canceled	(88,125)	$(8.89)

Balance, December 31, 2011	1,702,072	$9.06	6.8-years
Granted	302,000	$5.53
Exercised	(28,708)	$(3.05)		$114
Forfeited or canceled	(149,250)	$(7.20)

Balance, December 31, 2012	1,826,114	$8.72	6.1-years	$4,754

Exercisable at December 31, 2012	1,117,426	$9.79	4.7-years	$3,049

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7. Share-Based Compensation (Continued)

        A summary of stock options outstanding at December 31, 2012, by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$ 0.40 to $ 1.00	290,864	2.1	$0.40	290,864	$0.40
1.01 to 6.75	397,000	8.2	5.48	76,250	6.30
6.76 to 10.00	569,500	7.5	7.47	222,062	7.41
10.01 to 12.50	216,750	5.1	12.02	212,250	12.06
12.51 to 15.00	54,000	5.3	13.59	49,000	13.66
15.01 to 17.50	55,500	5.7	17.00	55,500	17.00
17.51 to 20.00	124,500	6.1	18.58	93,500	18.58
$20.01 to $24.00	118,000	4.1	23.62	118,000	23.62

	1,826,114	6.1	$8.72	1,117,426	9.79

        The weighted fair value of options granted during the years ended December 31, 2012, 2011, and 2010 were $2.84, $3.50, and $3.77, respectively.

        The table below reflects the total share-based compensation expense (including share-based payments to our non-employee directors, but excluding the non cash expense related to the extension of the expiration date of an outstanding warrant as discussed in Note 8 below) recognized in our income statements for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31,
	2012 ($000)	2011 ($000)	2010 ($000)
Research and development	$627	$814	$896
General and administrative	463	870	788

Share-based compensation	$1,090	$1,684	$1,684

8. Related Party Transactions

        Peter Friedli.    Peter Friedli, the Chairman of our Board of Directors, or entities with which he is affiliated, have been responsible for procuring since 1993, an aggregate of approximately $270 million in debt and equity financing for us and our predecessor company. Mr. Friedli is the beneficial owner of approximately 43% of our common stock as of December 31, 2012. Of the shares beneficially owned by Mr. Friedli at December 31, 2012, 65,000 shares were received by him as Board compensation since 1996, 12,500 shares and warrants for 1,000,000 shares were granted in recognition of his fundraising efforts, as discussed below, and the remaining shares were acquired through investment or through purchase from third parties.

        In 2012, we issued 10,000 shares of our common stock, valued at approximately $51,000 to Mr. Friedli for his service on our Board of Directors and in 2011, we issued 10,000 shares of our

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

8. Related Party Transactions (Continued)

common stock, valued at $71,000 to Mr. Friedli for his service on our Board of Directors. During 2010, we paid Mr. Friedli $64,600 for his service on our Board of Directors.

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

        Prolexys Pharmaceuticals, Inc.    During the third quarter of fiscal 2011 we entered into a contract research agreement with Prolexys Pharmaceuticals, Inc. under which we are conducting for Prolexys an early stage clinical trial investigating a novel compound as a product candidate for cancer therapeutics. This contract was filed as an exhibit to and discussed in a Current Report on Form 8-K filed by us with the SEC primarily because of the related nature of the management and ownership of Prolexys with us and our management and with certain of our significant stockholders, and not because our rights or obligations under the contract research agreement with Prolexys are otherwise material to us. We are not incurring any third party costs related to our work with Prolexys and are primarily contributing only the efforts of employees. All third party costs associated with the Prolexys study are paid directly by Prolexys. As of December 31, 2012, the amount of internal resources we have devoted to Prolexys is not material to our operations as a whole

        Prolexys is 35.7% owned by BIH SA, which owns 8.2% of our outstanding common stock; 24.3% owned by Peter Friedli who is the Chairman of our Board of Directors and direct owner of 29.3% of our common stock; and 13.8% owned by Venturetec, Inc., which holds 12.5% of our common stock. Peter Friedli is the President and a 3% owner of Venturetec, Inc. Lode Debrabandere, our Chief Operating Officer, serves on the Board of Directors of Prolexys, but has no other interest therein.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Warrants

        As discussed in Note 8 above, at December 31, 2012, we had an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share. As of December 31, 2012, a summary of the status of the warrant is as follows:

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

10. Income Taxes

        For income tax reporting purposes, we incurred a loss in fiscal 2012 and 2011. The loss in 2011 was primarily because we recognized the entire $130.0 million up-front payment made to us by Genzyme as of the end of fiscal 2010 for tax purposes. For financial reporting purposes, we recognized $40.0 million in revenue from the Genzyme payments during fiscal 2011. The $37,000 income tax benefit recognized during fiscal 2012 resulted from the true-up of our tax asset accounts upon filing our 2011 income tax returns and the $43,000 provision for income taxes during fiscal 2011 resulted from the true-up of our tax asset accounts upon filing our 2010 income tax returns.

        The provision for income taxes in 2010 represents the U.S. Federal income tax of $2.7 million, Maryland state income taxes of $1.2 million, net of the valuation allowance release of $3.2 million and the true-up of our income tax payable account to the 2009 income tax returns and is $241,000.

        The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2012	2011	2010
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	5.4	5.4	5.4
Non-deductible expenses	9.8	9.7	1.2
Change in valuation allowance	(49.9)	(50.0)	(36.6)
Other	(0.3)	0.3	(3.2)

Effective tax rate	(0.3)%	0.3%	1.8%

        Non-deductible expenses represent primarily research and development expenses for which we claimed the orphan drug credit and non-cash share based compensation for each of the three years ended December 31, 2012.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Income Taxes (Continued)

        The components of our net deferred tax assets and liabilities at December 31 are as follows:

	2012 ($000)	2011 ($000)
Deferred Tax Assets:
Net operating loss carry-forwards	$14,985	$3,409
Research and orphan drug credit carry-forwards	77,374	76,253
Alternative minimum tax credit carry-forwards	1,194	1,194

	93,553	80,856
Valuation allowance	(93,553)	(78,668)

Net deferred tax assets	$—	$2,188

Deferred Tax Liabilities:
Deferred revenue	$—	$—

        During 2011, we recognized $2.2 million of our net deferred tax assets related to timing differences in the recognition of deferred revenue related to our collaboration agreement with Genzyme for financial reporting and income tax purposes, which was subsequently realized during 2012.

        We presently have available for federal income tax purposes, approximately $77.4 million of research and experimentation credit carry-forwards, which expire beginning in 2026 through 2032. In addition, we expect to have approximately $15.0 million of federal net operating loss carryforwards as of December 31, 2012, which will begin to expire in 2031. In 2010, we were subject to the alternative minimum tax. In 2012 and 2011, we were not subject to the alternative minimum tax due to having a net loss for tax purposes. In the future, we may be subject to the alternative minimum tax regardless of our net operating loss carry-forwards.

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

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10. Income Taxes (Continued)

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

        As of December 31, 2012, we had active contracts with CROs related to three on-going clinical trials which were in varying stages of completion. The total contracted payments to CROs under these agreements were $23.9 million, of which we had incurred approximately $17.9 million as of that date. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of December 31, 2012, we expect to pay $4.4 million of our remaining obligations to these CROs during 2013 and the remainder in 2014.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and expires in July 2016. During 2009, following the expiration of the sublease agreement, we increased an outstanding letter of credit, which was used in lieu of a security deposit for this lease, to $591,000 according to the terms of the direct lease with the owner of the

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

12. Commitments and Contingencies (Continued)

facility. At each of July 1, 2012, 2011, and 2010, the security deposit required under this lease decreased to $298,000, $372,000 and $446,000, respectively. We reduced our outstanding letter of credit accordingly, and the reduced letter of credit of $298,000 remained outstanding as of December 31, 2012, and has been fully collateralized by restricted cash.

        The future minimum lease payments due under the operating lease for this facility are as follows:

Columbia Facility ($000)
2013	$1,137
2014	1,165
2015	1,194
2016	606

$4,102

        Our expenses under this lease were $1.3 million, $1.2 million, and $1.3 million during 2012, 2011, and 2010, respectively.

        Historically, we also have entered into various financing arrangements to lease laboratory and other equipment. The terms of these facilities and equipment leases are considered capitalized leases.

        As discussed in Note 6—Capital Lease, in July 2012, we leased an additional $228,000 of equipment under a capital lease, which was included in our balance sheet at December 31, 2012 along with $23,000 of accumulated depreciation.

        Technology Transfer and License Agreement.    In 1994, we entered into a Technology Transfer and License Agreement with Case Western Reserve University ("CWRU") under which we purchased rights to certain mesenchymal stem cell and related technology and patents. We are required to pay royalties on revenues related to CWRU developed technology, with minimum royalties of $50,000 per year. We paid CWRU $50,000 in each of the years 2012, 2011, and 2010, under this agreement.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13. Investments Available for Sale

        Investments available for sale consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012 $000				December 31, 2011 $000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$2,478	$—	$—	$2,478	$528	$—	$—	$528
Commercial paper & corporate securities	4,940	—	(3)	4,937	15,457	4	(1)	15,460

	7,418	—	(3)	7,415	15,985	4	(1)	15,988
Investments:
Common stock and municipal securities	9,769	1	(3)	9,767	1,637	—	(1)	1,636
Agency obligations	14,871	3	(18)	14,856	—	—	—	—
Corporate notes and bonds	—	—	—	—	26,881	16	—	26,897
US & International government agencies	200	—	—	200	1,207	2	—	1,209

	24,840	4	(21)	24,823	29,725	18	(1)	29,742

Investments available for sale	$32,258	$4	$(24)	$32,238	$45,710	$22	$(2)	$45,730

        The following table summarizes maturities of our investments available for sale as of December 31, 2012 and 2011:

	December 31, 2012 $000		December 31, 2011 $000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$7,759	$7,760	$42,727	$42,742
Between 3 - 12 months	15,227	15,221	—	—
Between 1 - 2 years	9,272	9,257	2,983	2,988

Investments available for sale	$32,258	$32,238	$45,710	$45,730

        Realized gains and investment income earned on investments available for sale for the years ended December 31, 2012, 2011, and 2010, were $52,000, $100,000, and $175,000, respectively, and have been included as a component of "Other income, net" in the accompanying financial statements.

14. Fair Value

        Fair value is defined as the price at which an asset could be exchanged or a liability transferred (an exit price) in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Fair Value (Continued)

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

14. Fair Value (Continued)

        Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2012 and 2011:

	December 31, 2012 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$2,478	$—	$—	$2,478
Government obligations	—	200	—	200
Agency obligations	—	14,856	—	14,856
Corporate debt securities & commercial paper	—	4,937	—	4,937
Municipal securities	—	9,767	—	9,767

Investments available for sale	$2,478	$29,760	$—	$32,238

	December 31, 2011 ($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$27	$—	$—	$27
Government obligations	1,209	—	—	1,209
Certificates of deposit	—	501	—	501
Agency obligations	—	26,898	—	26,898
Corporate debt securities & commercial paper	—	15,459	—	15,459
Municipal securities	—	1,636	—	1,636

Investments available for sale	$1,236	$44,494	$—	$45,730

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

15. Quarterly Financial Data (Unaudited)

        Following is a summary of our unaudited quarterly results for the years ended December 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($000)	($000)	($000)	($000)
2012
Revenues	$4,583	$1,724	$2,383	$3,114
Gross profit on Biosurgery revenues	750	1,074	1,419	2,055
Research and development expenses	3,963	4,072	2,983	3,090
General and administrative expenses and fees	1,523	1,418	1,600	1,755
Net loss	(1,272)	(4,265)	(2,914)	(2,614)
**Net loss per share, basic and diluted	(0.04)	(0.13)	(0.09)	(0.08)
2011
Revenues	$10,432	$10,354	$10,573	$31,359
Gross profit on Biosurgery revenues	22	75	192	443
Research and development expenses	4,711	5,209	5,018	4,218
General and administrative expenses and fees	1,696	3,280	1,429	1,476
Net income	4,039	1,792	4,013	5,048
**Net income per share, basic and diluted	0.12	0.05	0.12	0.15

**
Income (loss) per share is calculated on a quarterly basis and may not be additive to year-to-date amounts.

16. Subsequent Events

        We evaluated our December 31, 2012 financial statements for subsequent events through the date the financial statements were issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

OSIRIS THERAPEUTICS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Accounts Receivable Reserve:
2012	$3	$22	$—	$25
2011	—	3	—	3
2010	—	—	—	—
Inventory Reserve:
2012	$274	$—	$(162)	$112
2011	300	—	(26)	274
2010	—	300	—	300
Net Deferred Tax Asset Valuation Allowance:
2012	$78,668	$14,885	$—	$93,553
2011	77,317	1,351	—	78,668
2010	78,600	1,887	(3,170)	77,317

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

        Attestation Report of Registered Public Accounting Firm.    Grant Thornton LLP's attestation report on our internal control over financial reporting is included in "Item 8. Financial Statements and Supplementary Data."

        Changes in Internal Control over Financial Reporting.    There have not been any changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

PART III

        Certain information required in Part III is omitted from this report, but is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2012, pursuant to Regulation 14A with the Securities and Exchange Commission.

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
The following documents are filed as part of this report:

1.
The following financial statements are included in Item 8 of this Annual Report:

Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2012 and 2011
Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010
Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Financial Statements
FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—Valuation and Qualifying Accounts
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

Exhibit Number		Description of Exhibit
3.3		Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).
4.1†		Form of Common Stock Certificate.
10.1†		Amended and Restated 1994 Stock Incentive Plan, as amended.
10.2.1
Amended and Restated 2006 Omnibus Plan, effective as of May 27, 2010. (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).
10.2.2
First Amendment to Amended & Restated 2006 Omnibus Plan, effective as of June 11, 2012 (Incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by the Registrant with the SEC on November 9, 2012).
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
10.11	**
Collaboration Agreement, dated October 31, 2008, by and between the Registrant and Genzyme Corporation (Incorporated herein by reference to Exhibit 10.56 to Annual Report on Form 10-K filed by the Registrant with the SEC on March 16, 2009).
10.12	†	Lease Agreement by and between Gateway S-8, LLLP and Nova Telecommunications, Inc., dated August 11, 1998, as amended.
10.13	†	Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated June 6, 2006.
10.14
Employment Separation Agreement and Release by and between the Registrant and Stephen W. Potter entered into as of November 20, 2012 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 21, 2012).
11.1.1		Statement re: Computation of Per Share Loss (included in Note 2 to Financial Statements included in Part II Item 8 herein).

Exhibit Number	Description of Exhibit
23.1.1	Consent of Grant Thornton LLP (filed herewith).
31.1.1	Rule 15d-14(a) Certification of C. Randal Mills, President and Chief Executive Officer (filed herewith).
31.2.1	Rule 15d-14(a) Certification of Philip R. Jacoby, Jr., Chief Financial Officer (filed herewith).
32.1.1	Section 1350 Certification of C. Randal Mills, Chief Executive Officer, and Philip R. Jacoby, Jr., Chief Financial Officer (filed herewith).
101
The following materials from the Registrant's Annual Report on Form 10-Kfor the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Statements of Income, (ii) the Balance Sheets, (iii) the Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

OSIRIS THERAPEUTICS, INC.
March 15, 2013	By:	/s/ C. RANDAL MILLS C. Randal Mills, Ph.D. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. RANDAL MILLS C. Randal Mills, Ph.D.	President and Chief Executive Officer (principal executive officer)	March 15, 2013
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Chief Financial Officer (principal financial officer)	March 15, 2013
/s/ MATTHEW NEUMAYER Matthew Neumayer	Corporate Controller (principal accounting officer)	March 15, 2013
/s/ PETER FRIEDLI Peter Friedli	Director	March 15, 2013
/s/ FELIX GUTZWILLER Felix Gutzwiller	Director	March 15, 2013
/s/ HANS KLINGEMANN Hans Klingemann	Director	March 15, 2013
/s/ JAY M. MOYES Jay M. Moyes	Director	March 15, 2013