Form 10-Q
period 2013-03-31
OSIRIS THERAPEUTICS, INC.
filed 2013-05-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, par value $0.001 per share	32,931,679

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                                                                                                                                                         Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$1,287	$1,854
Investments available for sale	28,292	32,238
Accounts receivable, net	5,346	3,063
Inventory	1,611	1,278
Prepaid expenses and other current assets	462	603
Total current assets	36,998	39,036

Property and equipment, net	2,037	2,111
Restricted cash	317	317
Total assets	$39,352	$41,464

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$4,985	$4,999
Capital lease obligations, current portion	44	44
Total current liabilities	5,029	5,043

Long-term portion of capital lease obligations	151	162
Other long-term liabilities	350	369
Total liabilities	5,530	5,574

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,930 shares outstanding - 2013, 32,881 shares outstanding - 2012	33	33
Additional paid-in-capital	279,911	279,269
Accumulated other comprehensive income (loss)	5	(20)
Accumulated deficit	(246,127)	(243,392)
Total stockholders’ equity	33,822	35,890
Total liabilities and stockholders’ equity	$39,352	$41,464

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Product revenues	$4,055	$1,137
Cost of product revenues	1,135	387
Gross profit	2,920	750

Revenue from collaborative research agreements and royalties	186	3,446

Operating expenses:
Research and development	2,981	3,963
Selling, general and administrative	2,889	1,523
	5,870	5,486

Loss from operations	(2,764)	(1,290)

Other income, net	29	18

Loss before income taxes	(2,735)	(1,272)

Income tax benefit	—	—

Net loss	(2,735)	(1,272)

Other comprehensive income (loss)
Unrealized gain (loss) on investments available for sale	25	(16)

Comprehensive loss	$(2,710)	$(1,288)

Basic and diluted net loss per share	$(0.08)	$(0.04)

Weighted average common shares (basic and diluted)	32,912	32,830

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2013	32,881,229	$33	$279,269	$(20)	$(243,392)	$35,890

Exercise of options to purchase common stock ($.40- $7.74 per share)	25,950	—	169	—	—	169

Share-based payment-director services ($7.73 per share)	23,250	—	180	—	—	180

Share-based payment-employee compensation	—	—	293	—	—	293

Net loss	—	—	—	—	(2,735)	(2,735)

Unrealized gain on investments available for sale	—	—	—	25	—	25

Balance at March 31, 2013	32,930,429	$33	$279,911	$5	$(246,127)	$33,822

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,735)	$(1,272)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	185	177
Non cash share-based payments	473	385
Provision for bad debts	22	—
Changes in operating assets and liabilities:
Accounts receivable	(2,305)	(269)
Inventory	(333)	352
Prepaid expenses, and other current assets	141	(166)
Accounts payable and accrued expenses	(33)	101
Deferred revenue	—	(3,333)
Net cash used in operating activities	(4,585)	(4,025)

Cash flows from investing activities:
Purchases of property and equipment	(111)	(20)
Proceeds from sale of investments available for sale	4,000	3,985
Purchases of investments available for sale	(29)	(15)
Net cash provided by investing activities	3,860	3,950

Cash flows from financing activities:
Principal payments on capital lease obligations	(11)	—
Proceeds from the issuance of common stock, net	169	—
Net cash provided by financing activities	158	—

Net decrease in cash	(567)	(75)
Cash at beginning of period	1,854	1,661

Cash at end of period	$1,287	$1,586

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

We have two business segments, Therapeutics and Biosurgery. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our biologic drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Our Biosurgery business, which we created in 2009 and has operated as a separate segment since 2010, focuses on products for orthopedics, wound healing, and cartilage repair to harness the ability of cells and novel constructs to promote the body’s natural healing.

Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During the second quarter of 2012, we received authorization from Health Canada to market our stem cell therapy Prochymal® (remestemcel-L), for the treatment of refactory acute graft-vs-host disease (GvHD) in children. This was the first marketing approval for one of our biologic drug candidates, and marks the world’s first regulatory approval of a manufactured stem cell therapeutic product and the first therapy approved for GvHD. Subsequent to the approval by Health Canada, we have also been granted marketing consent for Prochymal for the same indication in New Zealand. We are preparing for commercial distribution.

Our Biosurgery business has continued to grow, and we anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment.

2.            Significant Accounting Policies

Unaudited Interim Financial Statements

Except for the Balance Sheet as of December 31, 2012, which was derived from audited financial statements, the accompanying condensed financial statements are unaudited.  The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to deferred tax assets, inventory valuation, share-based compensation, amounts due to our contract research organization counterparties, and allowance for doubtful accounts.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

Revenue Recognition

As discussed in Note 3— Segment Reporting below, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery product, Grafix®, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product, Ovation® in early fiscal 2011, and a third Biosurgery product, Cartiform™, for cartilage repair, during the first quarter of 2013.  We recognized revenues of approximately $4.1 million and $1.1 million from the distribution of Biosurgery products during the three months ended March 31, 2013 and 2012, respectively.

We recognize revenue from the distribution of our Biosurgery products when legal title passes to the customers.  We distribute Biosurgery products both to end user customers as well as stocking distributors, who redistribute the products to end users.  Legal title passes to stocking distributors when the product leaves our shipping dock.  Some end user customers take legal title to the products only when the product is used in a medical procedure.  We often maintain consignment inventory at end user hospitals or clinics. We verify the physical existence of the consignment inventory on at least a quarterly basis and only recognize revenue on these products when they are used in a medical procedure. In accordance with requirements of the American Association of Tissue Banks, we have written distribution agreements with all our customers that specify the terms and conditions of all product distribution, including when legal title passes and the distribution fees.  We recognize revenue when persuasive evidence of an arrangement exists, legal title has passed, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Due to the nature of the products, we do not allow sales returns or refunds.

To date, our Therapeutics segment has generated revenues primarily from collaborative agreements, royalties, and cost reimbursement under our adult expanded access program.

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company (“Genzyme”), for the development and commercialization of our biologic drug candidates, Prochymal and Chondrogen™. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. We deferred the recognition of revenue related to the upfront payments, and amortized these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extended through January 2012.  Accordingly, we recognized $3.3 million of revenue from this agreement during the first quarter of 2012.  This arrangement was terminated in September 2012.

Our Therapeutics segment also earns royalty revenues and cost reimbursement under our adult expanded access program. Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. We recognized approximately $65,000 and $110,000 of royalty revenue for the three months ended March 31, 2013 and 2012, respectively.  Revenues also include approximately $121,000 in cost reimbursement for Prochymal used in our adult expanded access program during 2013.

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

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$2,259	$722	$2,981	$2,747	$1,216	$3,963

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

Internal resources are applied interchangeably across several product candidates due to the potential applicability of our biologic drug candidates for multiple indications. We do, however, track external research and development costs on a project basis. Our external research and development costs, including third party contract costs, supply and lab costs, and other miscellaneous external costs, were as follows:

	Three Months Ended March 31,
	2013	2012
External R&D Costs By Indication	($000s)	($000s)

Acute myocardial infarction	$462	$851
Treatment-resistant GvHD	169	100
Refractory Crohn’s disease	166	216
Other therapeutic programs	30	155
Therapeutics external R&D costs -	827	1,322

Diabetic foot ulcer	438	22
Other biosurgery programs	105	536
Biosurgery external R&D costs -	543	558

Total External R&D Costs -	$1,370	$1,880

Loss per Common Share

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

Diluted loss per common share for the three months ended March 31, 2013 excludes the 1,000,000 shares issuable upon the exercise of an outstanding warrant, and all 2,132,644 of our outstanding options as of that date, as their impact on our net loss is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for this period.

Similarly, diluted loss per common share for the three months ended March 31, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding warrant, and all 1,938,447 of our outstanding options as of that date, as their impact on our net loss is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for the period.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of March 31, 2013 and December 31, 2012, accounts receivable in the accompanying balance sheet are reported net of a $47,000 and $25,000 allowance for doubtful accounts, respectively. We believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. To date, we have not incurred material bad debt expense related to our Biosurgery operations.  There was $22,000 of bad debt expense recognized during the first fiscal quarter of 2013.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

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

We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval in Canada during the second quarter of 2012, and subsequent approval in New Zealand. Historically, our Therapeutics segment operations have focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs. Once we begin commercial distribution, newly manufactured Prochymal doses will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

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

A summary of option activity under both of our stock-based compensation plans for the three months ended March 31, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2013	1,826,114	$8.72	6.1	$4,754
Granted at fair value	370,000	7.88
Exercised	(25,950)	6.53		65
Forfeited	(37,500)	6.41		127
Outstanding at March 31, 2013	2,132,664	8.64	6.5	7,219

Exercisable at March 31, 2013	1,305,226	$9.63	5.0	$4,466

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 was $4.07 per share.  We received approximately $169,000 in cash from the exercise of options during the three months ended March 31, 2013.

As of March 31, 2013, approximately 187,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of comprehensive loss for the three months ended March 31, 2013 and 2012 is allocable to our research and development and selling, general and administrative activities as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

	Three Months Ended March 31,
	2013	2012
	($000)	($000)
Research and development	$191	$137
Selling, general and administrative	282	248
Total	$473	$385

As of March 31, 2013, there was approximately $2.0 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately one year, as the options vest.

3.                Segment Reporting

We manage our business in two reportable operating segments: the Therapeutics segment and the Biosurgery segment.

Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts to identify additional medical indications. Revenues for our Therapeutics segment have historically consisted primarily of collaborative research agreements and royalties as described in Note 2—Significant Accounting Policies. As discussed above under Note 1—Nature of Business, during the second quarter of 2012, we received authorization to market our stem cell therapy Prochymal in both Canada and New Zealand. We expect to begin commercial distribution of Prochymal in Canada and New Zealand in the near future.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for orthopedic, wound healing, and cartilage repair by harnessing the ability of cells and novel constructs to promote the body’s natural healing. We launched Grafix for commercial distribution in the third quarter of 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform in the first quarter of fiscal 2013.  We have continued to increase our distribution volume of these products since their respective commercial launches.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States. This may change after commercial distribution of Prochymal begins in Canada and New Zealand.

At this time, only revenues, costs of product revenues, and operating expenses are allocated by segment. The costs specifically attributable to each of our segments for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$4,055	$4,055	$—	$1,137	$1,137
Cost of product revenues	—	1,135	1,135	—	387	387
Gross profit	—	2,920	2,920	—	750	750

Revenue from collaborative research agreements and royalties	186	—	186	3,446	—	3,446

Operating expenses:
Research and development	2,259	722	2,981	2,747	1,216	3,963
Selling, general and administrative	1,235	1,654	2,889	1,151	372	1,523
	3,494	2,376	5,870	3,898	1,588	5,486

(Loss) income from operations	$(3,308)	$544	$(2,764)	$(452)	$(838)	$(1,290)

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

The assets specifically attributable to each of our segments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$269	$5,077	$5,346	$209	$2,854	$3,063
Inventory	—	1,611	1,611	—	1,278	1,278
Total segment assets	$269	$6,688	$6,957	$209	$4,132	$4,341

4.             Inventory

We began carrying inventory of our Biosurgery products on our balance sheet following commercial launch of such products.

Inventory for our Biosurgery segment consists of the following:

	March 31, 2013	December 31, 2012
	($000)	($000)
Inventory
Raw materials and supplies	$281	$284
Work-in-process	113	135
Finished goods	1,217	859
Total Biosurgery inventory	$1,611	$1,278

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

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2013.

At March 31, 2013, the balance of our net operating loss and tax credit carryforwards was approximately $96.2 million.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

6.             Investments Available for Sale

Investments available for sale consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$282	$—	$—	$282	$2,478	$—	$—	$2,478
Commercial paper & corporate securities	2,629	2	—	2,631	4,940	—	(3)	4,937
	2,911	2	—	2,913	7,418	—	(3)	7,415
Investments:
Common stock and municipal securities	9,657	5	(3)	9,659	9,769	1	(3)	9,767
Agency obligations	12,959	7	(6)	12,960	14,871	3	(18)	14,856
US & International government agencies	2,760	—	—	2,760	200	—	—	200
	25,376	12	(9)	25,379	24,840	4	(21)	24,823

Investments available for sale	$28,287	$14	$(9)	$28,292	$32,258	$4	$(24)	$32,238

The cash equivalents detailed above represent highly liquid investments with maturities of three months or less when purchased that are held in our brokerage investment accounts.  They are classified as investments available for sale as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future.

The following table summarizes maturities of our investments available for sale as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$6,884	$6,885	$7,759	$7,760
Between 3—12 months	14,048	14,052	15,227	15,221
More than 1 year	7,355	7,355	9,272	9,257
Investments available for sale	$28,287	$28,292	$32,258	$32,238

Realized gains and investment income earned on investments available for sale were $30,000 and $18,000, respectively, for the three months ended March 31, 2013 and 2012, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$282	$—	$—	$282
Government obligations	—	2,760	—	2,760
Agency obligations	—	12,960	—	12,960
Corporate debt securities & commercial paper	—	2,631	—	2,631
Municipal securities	—	9,659	—	9,659

Investments available for sale	$282	$28,010	$—	$28,292

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Continued)

	December 31, 2012
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$2,478	$—	$—	$2,478
Government obligations	—	200	—	200
Agency obligations	—	14,856	—	14,856
Corporate debt securities & commercial paper	—	4,937	—	4,937
Municipal securities	—	9,767	—	9,767

Investments available for sale	$2,478	$29,760	$—	$32,238

8.                                    Capital Lease

In July 2012, we leased equipment under a capital lease at an effective interest rate of approximately 5%, with 60 monthly payments of $4,000 starting July 2012. The capital lease is recorded at the present value of the future minimum lease payments. Future minimum lease payments under the capital lease agreement at March 31, 2013 are as follows:

Amount
(000s)
2013	$36
2014	48
2015	48
2016	48
2017	24
204
Less: Amount representing interest	(9)
Present value of minimum lease payments	195
Less: Current portion of capital lease obligations	(44)
Long-term portion of capital lease obligations	$151

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical and commercialization strategy for mesenchymal stem cells (MSCs) and biologic drug (including Prochymal® and Chondrogen®), and marketed biosurgery products (including Grafix®, Ovation®, and Cartiform™); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease and otherwise perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establishing and maintain reimbursement for our commercially available products; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2012, and our unaudited condensed financial statements for the three month period ended March 31, 2013 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during this periods and since then to date.  Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,” “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three month periods ended March 31, 2013 and 2012.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2012.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products to treat medical conditions in the inflammatory, cardiovascular, and orthopedic and wound healing markets. We have two business segments, Biosurgery and Therapeutics.

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

In our Biosurgery business, we currently manufacture, market and distribute Grafix, Ovation, and Cartiform for tissue repair. In our Therapeutics segment, our pipeline of internally developed biologic drug candidates under evaluation includes Prochymal for inflammatory, autoimmune and cardiovascular indications. We believe our stem cell therapeutic products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation. We are a fully integrated company, with capabilities in research, development, manufacturing and distribution of stem cell products.

We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders; we reincorporated as a Maryland corporation on May 31, 2010.

Biosurgery Segment.     Our Biosurgery segment seeks to harness the ability of cells and novel constructs to promote the body’s natural healing, with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Since the third quarter of 2010, we have launched commercial distribution of several Biosurgery products, including Grafix, Ovation, and Cartiform, each of which we developed and manufacture. We intend to build on the success of our first generation implantable product, Osteocel® for regenerating bone in orthopedic indications. Disease targets for Biosurgery products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and orthopedic and cartilage repair.

Grafix is a three-dimensional tissue matrix designed for application directly to acute and chronic wounds, including but not limited to diabetic foot ulcers, venous leg ulcers, and burns. Flexible and conformable to complex anatomies, this cellular repair matrix provides a rich source of extracellular matrix, viable endogenous MSCs, as well as growth factors directly to the site of the wound

Ovation is a novel cellular repair matrix designed for use in surgical applications. Easily applied to the site of injury, Ovation provides three essential components—collagen matrix, viable endogenous MSCs and key growth factors such as BMPs and VEGF—to support tissue regeneration.

Cartiform is viable cartilage mesh designed for use in cartilage repair. Cartiform uses a type II collagen architecture and functioning chondrocytes to preserve the natural functioning properties of hyaline cartilage and recruit the MSC’s in the patient’s blood for chondrogenesis.

Grafix, Ovation, and Cartiform are regulated by the FDA under 21CFR Part 1271, Human Cells, Tissues and Cellular and Tissue-based Products (“HCT/Ps”). We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks (“AATB”). Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every lot to demonstrate suitability for transplantation. Our Biosurgery products are all manufactured in our Columbia, Maryland facility. Each lot is tested to confirm viable cell content post thaw.

We market and distribute both Grafix and Ovation through a network of distributors as well as directly to hospitals and clinics. We began to sell Cartiform in the first fiscal quarter of 2013, and currently market it directly to hospitals.

A significant market for Grafix is chronic wounds, which are primarily treated in the outpatient setting, and to obtain full reimbursement for use in the outpatient setting, a prospective randomized clinical trial comparing the standard of care to Grafix was initiated during the second fiscal quarter of 2012.

This is a multicenter, adaptive design, randomized study to evaluate the efficacy and safety of Grafix for the treatment of chronic diabetic foot ulcers. Up to 266 patients will be enrolled in this study and will receive either Grafix or a control dressing for a chronic diabetic foot ulcer that is between 1 cm (2) and 15 cm (2) . Patients are randomized in a 1:1 ratio. The primary efficacy endpoint of this study is complete wound closure, defined as 100% re-epithelialization, by week 12. Additional secondary efficacy endpoints include time to initial wound closure, number of patients with at least 50% reduction in wound size by Day 28 and number of applications of Grafix versus control. This trial is being conducted at 20 wound care clinics across the US and is currently enrolling patients.

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

Therapeutics Segment.     Our Therapeutics segment is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our lead biologic drug candidate, Prochymal (remestemcel-L), is being evaluated in clinical trials for a number of indications, including acute graft versus host disease (“GvHD”), Crohn’s disease, and acute myocardial infarction. Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”).

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

Prochymal was approved under Health Canada’s Notice of Compliance with conditions (“NOC/c”) Policy, which provides expedited market clearance to high quality medical products that address significant unmet medical conditions and which have demonstrated favorable risk/benefit profile in clinical trials. Under the NOC/c pathway, the sponsor must agree to carry out confirmatory clinical testing.

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

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 50 U.S. and 156 foreign patents owned or licensed. We have 30 U.S. patent applications pending and 82 foreign patent applications pending.

Financial Operations Overview

Revenue

Biosurgery Segment. Beginning in fiscal 2010, we started to account for our Biosurgery business as a separate segment. We manufacture products based on human tissue in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as employee sales personnel. We presently manufacture and distribute Grafix for the treatment of chronic wounds and burns, Ovation for orthopedic surgeries, and Cartiform for cartilage repair. Each of these products is cryopreserved and stored in low temperature freezers at -80 degrees Celsius. Customers have the product shipped to them in dry ice. We distribute Biosurgery products both to end user customers as well as stocking distributors who redistribute the products to end users.  Legal title passes to stocking distributors when the product leaves our shipping dock.  Some end user customers take legal title to the products only when the product is used in a medical procedure, thus we often maintain consignment inventory at end user hospitals or clinics. Due to the nature of the products, we do not allow sales returns.

Since 2010, we have developed and launched three Biosurgery products for commercial distribution.  We have continued to increase our distribution volumes of Grafix and Ovation since their respective commercial launches, both through in-house personnel as well as through our expanding distributor network. We expect the same for Cartiform. The increase in revenue and gross profit since commercial launch is primarily due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment in the foreseeable future.

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

In February 2012, Sanofi issued a press release which included an update on their R&D pipeline, stating that it had “discontinued” its project with Prochymal for GvHD, and in September 2012, we entered into a termination agreement with Sanofi that terminated the collaboration agreement and memorialized an amicable parting.  Under the termination agreement, neither party has any continuing financial or other obligations to the other.  We continue to proceed with our Prochymal regulatory and commercialization efforts, and may enter into a strategic partnership with another party or parties to further the development and distribution of our Therapeutics products worldwide. .

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product indication. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through March 31, 2013, we incurred aggregate research and development costs of approximately $427 million.

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During the three months ended March 31, 2013, we incurred $2.3 million of research and development costs in our Therapeutics segment and $722,000 in our Biosurgery segment. During the three months ended March 31, 2012, our total research and development costs were $2.7 million for our Therapeutics segment and $1.2 million for our Biosurgery segment

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity for our existing biologic drug candidates as they advance through the development cycle, and as we invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. As we obtain results from clinical trials, we may elect to discontinue or delay trials for some biologic drug candidates in order to focus our resources on more promising biologic drug candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of a biologic drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs associated with our general management, including salaries, sales commissions, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. Generally, we have experienced a decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense. Beginning in fiscal 2012, we incurred additional selling expenses related to increased distribution efforts for our Biosurgery products. During the first quarter of 2013, we have continued to expand our direct sales force to increase distribution volumes of our Biosurgery products directly to end users. We expect future expense increases to continue as a result of hiring additional operational, financial, accounting, facilities engineering and information systems personnel as we continue to increase distribution of our Biosurgery products and prepare for the commercial launch of Prochymal.

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

Provision for Income Taxes

Until fiscal 2010, we had not recognized any net deferred tax assets or liabilities in our financial statements because we cannot assure their future realization. Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $96.2 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities, other than the alternative minimum tax. The income from the upfront fees we received from Genzyme Corporation was required to be recognized over several years from 2008 through the first quarter 2012 for financial statement reporting purposes. For income tax purposes, the income was required to be fully recognized in 2009 and 2010. This resulted in our releasing $3.2 million of the valuation allowance on our net deferred tax assets in fiscal 2010, which was utilized in fiscal 2011 and fiscal 2012.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the three months ended March 31, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Biosurgery Product Revenues and Gross Profits

Since the launch of our Biosurgery segment, we have continued to expand our distribution efforts, both through in-house personnel as well as through a distributor network. During the three months ended March 31, 2013, we recognized $4.1 million of product revenues from the distribution of Grafix, Ovation, and Cartiform and realized gross profit of $2.9 million. Revenues from the distribution of Biosurgery products in the first fiscal quarter of 2012 were $1.1 million, and gross profit was $750,000.  A portion of the increase in revenue and gross profit in 2013 is due to volume increases, as we have continued to expand our distribution network. Beginning in 2013, our distribution mix has also shifted more towards direct distribution to end users as compared to those made to stocking distributors for redistribution.  Units distributed directly to the end-user have a higher transfer price, which is accompanied by additional selling, general, and administrative expenses in support of those efforts.  We expect some fluctuation in the distribution mix between end users and stocking distributors as our Biosurgery segment grows, develops, and introduces new products to the marketplace.  Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities and while the distribution mix between end-users and stocking distributors varies, the gross margin we realize on these products is likely to vary significantly.  Additionally, we are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $186,000 for the three months ended March 31, 2013, compared to $3.4 million for comparable fiscal period of 2012.  Royalty revenues and cost reimbursement under our adult expanded access program were comparable between years, and constitute all revenues for our Therapeutics segment in 2013, while Therapeutics segment revenues in 2012 include the final $3.3 million of deferred revenue from the Genzyme agreement.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 were $3.0 million as compared to research and development expenses of $4.0 million for the same period of 2012, as follows:

	Three Months Ended March 31,
	2013	2012
	($000)	($000)
Therapeutics	$2,259	$2,747
Biosurgery	722	1,216

	$2,981	$3,963

The decrease in research and development expenses in our Therapeutics segment in the first quarter of fiscal 2013 compared to the same period in fiscal 2012 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled prior to 2012, resulting in resulting in decreasing patient and site costs since that time.  The decrease in research and development expenses in our Biosurgery segment in the first quarter of 2013 as compared to 2012 reflects higher development expenses incurred in 2012 while we sought with greater intensity to identify additional products to add to our product portfolio, as well as a shift in 2013 of our internal resources from development to production as sales volumes of Grafix and Ovation have consistently increased and sales of Cartiform have commenced.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.9 million for the three months ended March 31, 2012 compared to $1.5 million for the corresponding period in fiscal 2012. We incurred $1.7 million of selling, general and administrative expenses related to our Biosurgery segment during the three months ended March 31, 2013, compared to $372,000 in the corresponding period of fiscal 2012. The increase in selling, general and administrative expenses attributable to our Biosurgery segment reflects an increase in distribution volumes, including commissions and marketing expenses, associated with the increased volumes and our increase in direct distribution to end users, as described above, and the creation of a direct sales force. General and administrative expenses incurred in our Therapeutics segment were approximately $1.2 million in the first fiscal quarters of both 2013 and 2012.

Other Income, Net

Other income, net consists of the realized gains or losses and interest income on our investments available for sale as well as interest expense incurred on our capital lease. Other income, net was $29,000 for the three months ended March 31, 2013, compared to $18,000 in the corresponding period in fiscal 2012.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. During the third fiscal quarter of 2012, we entered into a capital lease in connection with the acquisition of copier and printing equipment.  We incurred $1,000 of interest expense during the first quarter of 2013 in connection with this capital lease. We did not incur any interest expense during the first quarter of 2012.

Benefit (Provision) for Income Taxes

We did not recognize any income tax benefit related to our operating loss in the first fiscal quarter of either 2013 or 2012 because the realization of any tax benefit cannot be assured.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the first quarter of fiscal 2013, we recognized an unrealized gain of $25,000 compared to unrealized losses of $16,000 during the same period of fiscal 2012.

Liquidity

At March 31, 2013, we had $29.6 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, we believe that we have sufficient liquidity on hand as of March 31, 2013 to fund our operations until we become cash flow positive through operations.

Cash Flows

Comparison of Three Months Ended March 31, 2013 and 2012

Net cash used in operating activities for the three months ended March 31, 2013 was $4.6 million compared to $4.0 million in the corresponding fiscal period of the prior year.  The net loss of $2.7 million in the first quarter of 2013 was increased by changes in working capital associated with our increased revenues, primarily accounts receivable, and was partially offset by $680,000 of non-cash expenses.  Net cash used in operating activities during the first quarter of 2012 reflect our net loss of $1.3 million, increased by the final amortization of deferred revenue, and partially offset by $562,000 of non-cash expenses.

Cash provided by investing activities was approximately $3.9 million during the first quarters of both 2013 and 2012, and was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

Cash provided by financing activities was approximately $158,000 million during the first quarter of 2013, and was primarily the result of the cash received from the exercise of stock options.

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

•            the costs of expanding our work force consistent with expanding our business and operations; and

•            the costs of expanding our Biosurgery segment, including selling and distribution costs..

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

Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three months ended March 31, 2013 or 2012, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                                                                       Legal Proceedings .

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A.                                                                                              Risk Factors .

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 15, 2013.

Item 2.                                                                                                       Unregistered Sales of Equity Securities and Use of Proceeds .

None.

Item 3.                                                                                                       Defaults Upon Senior Securities .

None.

Item 4.                                                                                                       Mine Safety Disclosures.

None.

Item 5.                                                                                                       Other Information .

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: May 10, 2013	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2013	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)