Form 10-Q
period 2013-06-30
OSIRIS THERAPEUTICS, INC.
filed 2013-08-09
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, par value $0.001 per share	32,992,179

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$1,579	$1,854
Investments available for sale	25,626	32,238
Accounts receivable, net	6,406	3,063
Inventory	1,696	1,278
Prepaid expenses and other current assets	356	603
Total current assets	35,663	39,036

Property and equipment, net	2,040	2,111
Restricted cash	317	317
Total assets	$38,020	$41,464

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$6,826	$4,999
Capital lease obligations, current portion	45	44
Total current liabilities	6,871	5,043

Long-term portion of capital lease obligations	140	162
Other long-term liabilities	329	369
Total liabilities	7,340	5,574

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 32,989 shares outstanding - 2013, 32,881 shares outstanding - 2012	33	33
Additional paid-in-capital	280,616	279,269
Accumulated other comprehensive loss	(86)	(20)
Accumulated deficit	(249,883)	(243,392)
Total stockholders’ equity	30,680	35,890
Total liabilities and stockholders’ equity	$38,020	$41,464

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Product revenues	$5,291	$1,626	$9,346	$2,763
Cost of product revenues	1,482	552	2,617	939
Gross profit	3,809	1,074	6,729	1,824

Revenue from collaborative research agreements and royalties	136	98	322	3,544

Operating expenses:
Research and development	3,328	4,072	6,309	8,035
Selling, general and administrative	4,398	1,418	7,287	2,941
	7,726	5,490	13,596	10,976

Loss from operations	(3,781)	(4,318)	(6,545)	(5,608)

Other income, net	25	21	54	39

Loss before income taxes	(3,756)	(4,297)	(6,491)	(5,569)

Income tax benefit	—	32	—	32

Net loss	(3,756)	(4,265)	(6,491)	(5,537)

Other comprehensive income (loss)
Unrealized (loss) gain on investments available for sale	(91)	1	(66)	(15)

Comprehensive loss	$(3,847)	$(4,264)	$(6,557)	$(5,552)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.20)	$(0.17)

Weighted average common shares (basic and diluted)	32,958	32,860	32,935	32,845

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2013

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2013	32,881,229	$33	$279,269	$(20)	$(243,392)	$35,890

Exercise of options to purchase common stock ($.40- $11.00 per share)	84,950	—	581	—	—	581

Share-based payment-director services ($7.73 per share)	23,250	—	180	—	—	180

Share-based payment-employee compensation	—	—	586	—	—	586

Net loss	—	—	—	—	(6,491)	(6,491)

Unrealized loss on investments available for sale	—	—	—	(66)	—	(66)

Balance at June 30, 2013	32,989,429	$33	$280,616	$(86)	$(249,883)	$30,680

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,491)	$(5,537)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	369	348
Non cash share-based payments	766	687
Provision for bad debts	(25)	11
Changes in operating assets and liabilities:
Accounts receivable	(3,318)	(676)
Inventory	(418)	292
Prepaid expenses, and other current assets	247	(713)
Accounts payable, accrued expenses, and other current liabilities	1,788	449
Deferred revenue	—	(3,333)
Net cash used in operating activities	(7,082)	(8,472)

Cash flows from investing activities:
Purchases of property and equipment	(298)	(38)
Proceeds from sale of investments available for sale	6,600	7,985
Purchases of investments available for sale	(54)	(33)
Net cash provided by investing activities	6,248	7,914

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	—
Proceeds from the issuance of common stock, net	581	6
Net cash provided by financing activities	559	6

Net decrease in cash	(275)	(552)
Cash at beginning of period	1,854	1,661

Cash at end of period	$1,579	$1,109

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

We have two business segments, Therapeutics and Biosurgery. Our Therapeutics business is focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our biologic drugs and drug candidates utilize adult human mesenchymal stem cells, or MSCs, which can selectively differentiate, based on the tissue environment, into various tissue lineages, such as muscle, bone, cartilage, marrow stroma, tendon or fat. In addition, MSCs have anti-inflammatory properties and can prevent fibrosis or scarring, which gives MSCs the potential to treat a wide variety of medical conditions. Our Biosurgery business, which we created in 2009 and has operated as a separate segment since 2010, focuses on products for wound healing, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body’s natural healing.

Historically, our operations have consisted primarily of research, development and clinical activities under several research collaboration agreements to bring our biologic drug candidates to the marketplace. During the second quarter of 2012, we received authorization from Health Canada to market our stem cell therapy Prochymal® (remestemcel-L), for the treatment of refactory acute graft-vs-host disease (“GvHD”) in children. This was the first marketing approval for one of our biologic drug candidates, and marks the world’s first regulatory approval of a manufactured stem cell therapeutic product and the first therapy approved for GvHD. Subsequent to the approval by Health Canada, we have also been granted marketing consent for Prochymal for the same indication in New Zealand.

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

Revenue Recognition

As discussed in Note 3— Segment Reporting, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery product, Grafix®, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product, Ovation®, for wound and tissue repair, in early fiscal 2011, and a third Biosurgery product, Cartiform®, for cartilage repair, during the first quarter of 2013.  Additional Biosurgery products are under development.  We recognized revenues of approximately $5.3 million and $9.3 million, respectively, from the distribution of Biosurgery products during the three and six months ended June 30, 2013 compared to approximately $1.6 million and $2.8 million during the three and six months ended June 30, 2012, respectively.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

We recognize revenue from the distribution of our Biosurgery products when legal title passes to the customers.  We distribute Biosurgery products to both end user customers and distributors, who redistribute the products to end users.  Legal title passes to distributors when the product leaves our shipping dock.  Some end user customers take legal title to the products only when the product is used in a medical procedure.  For these customers, we maintain consignment inventory at end user hospitals or clinics. We verify the physical existence of the consignment inventory on at least a quarterly basis and only recognize revenue on these products when they are used in a medical procedure. In accordance with requirements of the American Association of Tissue Banks, we have written distribution agreements with all our customers that specify the terms and conditions of product distribution, including when legal title passes and the distribution fees.  We recognize revenue when persuasive evidence of an arrangement exists, legal title has passed, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Due to the nature of the products, we usually do not allow sales returns or refunds.

To date, our Therapeutics segment has generated revenues primarily from collaborative agreements, royalties, and cost reimbursement under our adult expanded access program.

In October 2008, we entered into a Collaboration Agreement with Genzyme Corporation, then an independent and now a Sanofi company (“Genzyme”), for the development and commercialization of our biologic drug candidates, Prochymal and Chondrogen®. Under this agreement, Genzyme made non-contingent, non-refundable cash payments to us, totaling $130.0 million. The agreement provided Genzyme with certain rights to intellectual property developed by us, and required that we continue to perform certain development work related to the subject biologic drug candidates. We deferred the recognition of revenue related to the upfront payments, and amortized these amounts to revenue on a straight-line basis over the estimated delivery period of the required development services, which extended through January 2012.  Accordingly, we recognized $3.3 million of revenue from this agreement during the first quarter of 2012.  This arrangement was terminated in September 2012, and neither party has any further obligations to the other.

Our Therapeutics segment earns royalty revenues and cost reimbursement under our adult expanded access program. Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. We recognized approximately $136,000 and $322,000 of such revenues for the three and six months ended June 30, 2013, respectively, compared to $98,000 and $211,000 for the three and six months ended June 30, 2012.

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

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  Total research and development costs for each of our operating segments are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$2,431	$897	$3,328	$2,869	$1,203	$4,072

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Research and development costs	$4,690	$1,619	$6,309	$5,616	$2,419	$8,035

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

	Three Months Ended June 30,		Six Months Ended June30,
	2013	2012	2013	2012
	($000s)	($000s)	($000s)	($000s)
External R&D Costs By Indication
Acute myocardial infarction	$378	$594	$840	$1,445
Treatment-resistant GvHD	171	142	340	242
Refractory Crohn’s disease	331	157	497	373
Other therapeutic programs	28	276	58	431
Therapeutics external R&D costs -	908	1,169	1,735	2,491

Diabetic foot ulcer	586	177	1,024	199
Other biosurgery programs	47	463	152	999
Biosurgery external R&D costs -	633	640	1,176	1,198

Total External R&D Costs -	$1,541	$1,809	$2,911	$3,689

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

Diluted loss per common share for the three and six months ended June 30, 2013 excludes the 1,000,000 shares issuable upon the exercise of an outstanding warrant, and all 2,042,914 of our outstanding options as of that date, as their impact on our net loss is anti-dilutive.

Similarly, diluted loss per common share for the three and six months ended June 30, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding warrant, and all 1,913,072 of our outstanding options as of June 30, 2012, as their impact on our net loss is anti-dilutive.

As a result, basic and diluted weighted average common shares outstanding are identical for all periods presented.

Investments Available for Sale and Other Comprehensive Income (Loss)

Investments available for sale consist primarily of short-term marketable securities. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss. All realized gains and losses on our investments available for sale are recognized in results of operations as other income.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of December 31, 2012, accounts receivable in the accompanying balance sheet are reported net of $25,000 allowance for doubtful accounts. There was no allowance for doubtful accounts as of June 30, 2013.  We believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. To date, we have not incurred material bad debt expense related to our Biosurgery operations.

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Accounts receivable in the accompanying balance sheets consist primarily of amounts due from distributors of our Biosurgery products within the United States. As of June 30, 2013, receivables from one of our sales distributors comprised approximately 35% of our total receivables. During fiscal 2012, revenues from another of the distributors of our Biosurgery products comprised approximately 60% of our total Biosurgery revenues. As of December 31, 2012, receivables from this distributor comprised a similar percentage of our total receivables. We expect all of our reported receivables to be fully collected. As discussed under “Accounts Receivable” above, we have not incurred material bad debt expense.

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

We do not currently carry any inventory for our Therapeutics products, as we have yet to launch Prochymal for commercial distribution following its approval in Canada and New Zealand during the second quarter of 2012. Historically, our Therapeutics segment operations have focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs. Following commercial distribution, newly manufactured Prochymal doses will be allocated either for use in commercial distribution, which will be carried as inventory and not expensed, or for research and development efforts, which will continue to be expensed as incurred.

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

A summary of option activity under both of our stock-based compensation plans for the six months ended June 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2013	1,826,114	$8.72	6.1	$4,754
Granted at fair value	387,500	7.99
Exercised	(84,950)	6.86		289
Forfeited	(85,750)	7.70		255
Outstanding at June 30, 2013	2,042,914	8.71	6.2	6,412

Exercisable at June 30, 2013	1,263,351	$9.67	4.7	$4,118

The weighted average grant date fair value of options granted during the six months ended June 30, 2013 was $4.13 per share.  We received approximately $581,000 in cash from the exercise of options during the six months ended June 30, 2013.

As of June 30, 2013, approximately 218,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012 is allocable to our research and development and selling, general and administrative activities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($000)	($000)	($000)	($000)
Research and development	$171	$185	$360	$322
Selling, general and administrative	122	117	406	365
Total	$292	$302	$766	$687

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

As of June 30, 2013, there was approximately $1.8 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately one year, as the options vest.

3.                 Segment Reporting

We manage our business in two reportable operating segments: our Therapeutics segment and our Biosurgery segment.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound healing, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body’s natural healing. We launched Grafix for commercial distribution in the third quarter of 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform in the first quarter of fiscal 2013.  We have continued to increase our distribution volume of these products since their respective commercial launches and are developing additional products for future commercialization.

Our Therapeutics segment focuses on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts. Revenues for our Therapeutics segment have historically consisted primarily of collaborative research agreements and royalties as described in Note 2— Significant Accounting Policies. As discussed above under Note 1— Nature of Business, during the second quarter of 2012, we received authorization to market our stem cell therapy Prochymal in both Canada and New Zealand.

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

At this time, only revenues, costs of product revenues, and operating expenses are allocated by segment. The costs specifically attributable to each of our segments for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$5,291	$5,291	$—	$1,626	$1,626
Cost of product revenues	—	1,482	1,482	—	552	552
Gross profit	—	3,809	3,809	—	1,074	1,074

Revenue from collaborative research agreements and royalties	136	—	136	98	—	98

Operating expenses:
Research and development	2,431	897	3,328	2,869	1,203	4,072
Selling, general and administrative	873	3,525	4,398	1,037	381	1,418
	3,304	4,422	7,726	3,906	1,584	5,490

Loss from operations	$(3,168)	$(613)	$(3,781)	$(3,808)	$(510)	$(4,318)

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Product revenues	$—	$9,346	$9,346	$—	$2,763	$2,763
Cost of product revenues	—	2,617	2,617	—	939	939
Gross profit	—	6,729	6,729	—	1,824	1,824

Revenue from collaborative research agreements and royalties	322	—	322	3,544	—	3,544

Operating expenses:
Research and development	4,690	1,619	6,309	5,616	2,419	8,035
Selling, general and administrative expenses and fees	2,108	5,179	7,287	2,188	753	2,941
	6,798	6,798	13,596	7,804	3,172	10,976

Loss from operations	$(6,476)	$(69)	$(6,545)	$(4,260)	$(1,348)	$(5,608)

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

The assets specifically attributable to each of our segments as of June 20, 2013 and December 31, 2012 are as follows:

	June 30, 2013			December 31, 2012
	($000s)			($000s)
	Therapeutics	Biosurgery	Total	Therapeutics	Biosurgery	Total

Segment assets:
Accounts Receivable	$287	$6,119	$6,406	$209	$2,854	$3,063
Inventory	—	1,696	1,696	—	1,278	1,278
Total segment assets	$287	$7,815	$8,102	$209	$4,132	$4,341

4.             Inventory

We began carrying inventory of our Biosurgery products on our balance sheet following commercial launch of such products.

Inventory for our Biosurgery segment consists of the following:

	June 30, 2013	December 31, 2012
	($000)	($000)
Inventory
Raw materials and supplies	$313	$284
Work-in-process	132	135
Finished goods	1,251	859
Total Biosurgery inventory	$1,696	$1,278

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

For income tax reporting purposes, we anticipate a loss for the year ending December 31, 2013.

At June 30, 2013, the balance of our net operating loss and tax credit carryforwards was approximately $97.9 million.

6.             Investments Available for Sale

Investments available for sale consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	$000				$000
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$2,795	$—	$—	$2,795	$2,478	$—	$—	$2,478
Commercial paper & corporate securities	2,709	—	(13)	2,696	4,940	—	(3)	4,937
	5,504	—	(13)	5,491	7,418	—	(3)	7,415
Investments:
Common stock and municipal securities	7,648	2	(8)	7,642	9,769	1	(3)	9,767
Agency obligations	9,860	3	(70)	9,793	14,871	3	(18)	14,856
US & International government agencies	2,700	—	—	2,700	200	—	—	200
	20,208	5	(78)	20,135	24,840	4	(21)	24,823

Investments available for sale	$25,712	$5	$(91)	$25,626	$32,258	$4	$(24)	$32,238

The cash equivalents detailed above represent highly liquid investments with maturities of three months or less when purchased that are held in our brokerage investment accounts.  They are classified as investments available for sale as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future.

The following table summarizes maturities of our investments available for sale as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	$000		$000
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$8,408	$8,409	$7,759	$7,760
Between 3—12 months	5,882	5,853	15,227	15,221
More than 1 year	11,422	11,364	9,272	9,257
Investments available for sale	$25,712	$25,626	$32,258	$32,238

Realized gains and investment income earned on investments available for sale were $25,000 and $54,000, respectively, for the three and six months ended June 30, 2013 and $21,000 and $39,000, respectively, for the comparable periods of 2012, and have been included as a component of “Other income, net” in the accompanying financial statements.

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

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$2,795	$—	$—	$2,795
Government obligations	—	2,700	—	2,700
Agency obligations	—	9,793	—	9,793
Corporate debt securities & commercial paper	—	2,696	—	2,696
Municipal securities	—	7,642	—	7,642

Investments available for sale	$2,795	$22,831	$—	$25,626

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Continued)

	December 31, 2012
	($000s)
	Level I	Level II	Level III	Total
Assets
Cash equivalents	$2,478	$—	$—	$2,478
Government obligations	—	200	—	200
Agency obligations	—	14,856	—	14,856
Corporate debt securities & commercial paper	—	4,937	—	4,937
Municipal securities	—	9,767	—	9,767

Investments available for sale	$2,478	$29,760	$—	$32,238

8.                                    Capital Lease

In July 2012, we leased equipment under a capital lease at an effective interest rate of approximately 5%, with 60 monthly payments of $4,000 starting July 2012. The capital lease is recorded at the present value of the future minimum lease payments. Future minimum lease payments under the capital lease agreement at June 30, 2013 are as follows:

Amount
(000s)
2013	$24
2014	48
2015	48
2016	48
2017	24
192
Less: Amount representing interest	(7)
Present value of minimum lease payments	185
Less: Current portion of capital lease obligations	(45)
Long-term portion of capital lease obligations	$140

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our biologic drug candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and clinical and commercialization strategy for mesenchymal stem cells (MSCs) and biologic drug (including Prochymal® and Chondrogen®), and marketed biosurgery products (including Grafix®, Ovation®, and Cartiform®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products and potential products to treat disease and otherwise perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establishing and maintain reimbursement for our commercially available products; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2012, and our unaudited condensed financial statements for the three and six month periods ended June 30, 2013 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during these periods and since then to date.  Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and are presented in U.S. dollars.

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

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and six month periods ended June 30, 2013 and 2012.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2012.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

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

Grafix is a three-dimensional tissue matrix designed for application directly to acute and chronic wounds, including diabetic foot ulcers, venous leg ulcers, and burns. Flexible and conformable to complex anatomies, this cellular repair matrix provides a rich source of extracellular matrix, viable endogenous MSCs, as well as growth factors directly to the site of the wound.

Ovation is a novel cellular repair matrix designed for use in surgical applications. Easily applied to the site of injury, Ovation provides three essential components—collagen matrix, viable endogenous MSCs and growth factors such as BMPs and VEGF—to support tissue regeneration.

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

We market and distribute both Grafix and Ovation through a network of agents and distributors, as well as directly to hospitals and clinics. We began to distribute Cartiform in the first fiscal quarter of 2013, and currently market it directly to hospitals.

A significant market for Grafix is chronic wounds, which are primarily treated in the outpatient setting. To obtain full reimbursement for use of Grafix in the outpatient setting, we initiated a prospective randomized clinical trial comparing the standard of care to Grafix during the second fiscal quarter of 2012.

This trial is a multicenter, adaptive design, randomized study to evaluate the efficacy and safety of Grafix for the treatment of chronic diabetic foot ulcers. Up to 266 patients will be enrolled in this study and will receive either Grafix or a control dressing for a chronic diabetic foot ulcer that is between 1 cm2 and 15 cm2. Patients are randomized in a 1:1 ratio. The primary efficacy endpoint of this study is complete wound closure, defined as 100% re-epithelialization, by week 12. Additional secondary efficacy endpoints include time to initial wound closure, number of patients with at least 50% reduction in wound size by Day 28 and number of applications of Grafix versus control. This trial is being conducted at 20 wound care clinics across the U.S. and is currently enrolling patients.

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

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products. We have developed an extensive intellectual property portfolio to protect our technology including 51 U.S. and 162 foreign patents owned or licensed. We have 30 U.S. patent applications pending and 91 foreign patent applications pending.

Financial Operations Overview

Revenue

Biosurgery Segment. Beginning in fiscal 2010, we started to account for our Biosurgery business as a separate segment. We manufacture our Biosurgery products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as employee sales personnel. We presently manufacture and distribute Grafix and Ovation for the treatment of chronic wounds and burns, and Cartiform for cartilage repair. Each of these products is cryopreserved and stored in low temperature freezers at -80 degrees Celsius. Customers have the product shipped to them on dry ice. We distribute Biosurgery products to both end user customers and distributors who redistribute the products to end users.  Legal title passes to stocking distributors when the product leaves our shipping dock.  Some end user customers take legal title to the products only when the product is used in a medical procedure, thus we maintain consignment inventory at end user hospitals or clinics. Due to the nature of the products, we usually do not allow sales returns.

Since 2010, we have developed and launched these three Biosurgery products for commercial distribution, and have additional product candidates under development.  We have continued to increase our distribution volumes of Grafix and Ovation since their respective commercial launches, both through in-house personnel as well as through our expanding distributor network. We expect the same for Cartiform. The increase in revenue and gross profit since commercial launch is primarily due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment in the foreseeable future.

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

Our Therapeutics segment earns royalty revenues and cost reimbursement under our adult expanded access program. Royalties are also earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made.

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

Consistent with our focus on the development of biologic drug candidates with potential uses in multiple indications, many of our costs are not attributable to a specifically identified product indication. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2013, we incurred aggregate research and development costs of approximately $430 million.

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. During the three and six months ended June 30, 2013, we incurred $2.4 million and $4.7 million, respectively, of research and development costs in our Therapeutics segment and $897,000 and $1.6 million, respectively, in our Biosurgery segment. During the three and six months ended June 30, 2012, our research and development costs were $2.9 million and $5.6 million, respectively, for our Therapeutics segment and $1.2 million and $2.4 million, respectively, for our Biosurgery segment

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity, seek full reimbursement for our Biosurgery products, and as invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future preclinical and clinical development programs are subject to many uncertainties. As we obtain results from clinical trials, we may elect to discontinue or delay select trials in order to focus our resources on more promising biologic drug candidates or products in our Biosurgery segment. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of the subject of the clinical trial. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

• the number of patients who participate in the trials;

• the number of sites included in the trials;

• the length of time required to enroll trial participants;

• the duration of patient treatment and follow-up;

• the costs of producing supplies of the biologic drug candidates and Biosurgery products needed for clinical trials and regulatory submissions;

• the efficacy and safety profile of the trial subject; and

• the costs and timing of, and the ability to secure, regulatory approvals.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our biologic drug candidates, or derive benefit from trials involving our Biosurgery products and product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs associated with our general management, including salaries, sales commissions, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. Generally, we have experienced a decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense. Beginning in fiscal 2012, we incurred additional selling expenses related to increased distribution efforts for our Biosurgery products. To date in 2013, we have continued to expand our direct sales force to increase distribution volumes of our Biosurgery products directly to end users. We expect future expense increases to continue as a result of hiring additional operational, financial, accounting, facilities engineering and information systems personnel as we continue to increase distribution of our Biosurgery products.

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

Provision for Income Taxes

Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on our net deferred tax assets, which relate primarily to net operating loss and research and development carry-forwards. In the event that we become profitable within the next several years, we have net deferred tax assets (before a 100% valuation allowance) of approximately $97.9 million that may be utilized prior to us having to recognize any income tax expense or make payments to the taxing authorities, other than the alternative minimum tax.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the three and six months ended June 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012

Biosurgery Product Revenues and Gross Profits

Since the launch of our Biosurgery segment, we have continued to expand our distribution efforts, through both in-house personnel and through a distributor network. During the three months ended June 30, 2013, we recognized $5.3 million of product revenues from the distribution of Grafix, Ovation, and Cartiform and realized gross profit of $3.8 million. Revenues from the distribution of Biosurgery products in the corresponding period of 2012 were $1.6 million, and gross profit was $1.1 million.  A portion of the increase in revenue and gross profit in 2013 is due to volume increases, as we have continued to expand our distribution network. Beginning in 2013, our distribution mix has also shifted more towards direct distribution to end users as compared to those made to stocking distributors for redistribution.  Units distributed directly to the end-user have a higher transfer price, which is accompanied by additional selling, general, and administrative expenses in support of those efforts.  We expect some fluctuation in the distribution mix between end users and stocking distributors as our Biosurgery segment grows, develops, and introduces new products to the marketplace.  Until such time as we ramp up our Biosurgery manufacturing activities to fully utilize our manufacturing facilities and while the distribution mix between end-users and stocking distributors varies, the gross margin we realize on these products is likely to vary significantly.  Additionally, we are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $136,000 for the three months ended June 30, 2013, compared to $98,000 for comparable fiscal period of 2012.  Royalty revenues and cost reimbursement under our adult expanded access program were comparable between years.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $3.3 million as compared to research and development expenses of $4.1 million for the same period of 2012, as follows:

	Three Months Ended June 30,
	2013	2012
	($000)	($000)
Therapeutics	$2,431	$2,869
Biosurgery	897	1,203

	$3,328	$4,072

The decrease in research and development expenses in our Therapeutics segment in the second quarter of fiscal 2013 compared to the same period in fiscal 2012 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled prior to 2012, resulting in decreasing patient and site costs since that time.  The decrease in research and development expenses in our Biosurgery segment in the second quarter of 2013 as compared to 2012 reflects higher development expenses incurred in 2012 while we sought with greater intensity to identify additional products to add to our product portfolio, as well as a shift in 2013 of our internal resources from development to production as volumes of Grafix and Ovation distributed have consistently increased and distribution of Cartiform has commenced.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.4 million for the three months ended June 30, 2013 compared to $1.4 million for the corresponding period in fiscal 2012. We incurred $3.5 million of selling, general and administrative expenses related to our Biosurgery segment during the second quarter of 2013, compared to $381,000 in the corresponding period of fiscal 2012. The increase in selling, general and administrative expenses attributable to our Biosurgery segment reflects an increase in distribution volumes, including commissions and marketing expenses, associated with the increased volumes and our increase in direct distribution to end users, as described above, and the creation of a direct sales force. We believe that maintaining a direct sales force will increase the distribution potential for our Biosurgery products to both end users and additional stocking distributors.  General and administrative expenses incurred in our Therapeutics segment were comparable in the second fiscal quarters of 2013 and 2012.

Other Income, Net

Other income, net consists of the realized gains or losses and interest income on our investments available for sale as well as interest expense incurred on our capital lease. Other income, net was $25,000 for the three months ended June 30, 2013, compared to $21,000 in the corresponding period in fiscal 2012.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. During the third fiscal quarter of 2012, we entered into a capital lease in connection with the acquisition of copier and printing equipment.  We incurred $1,000 of interest expense during the second quarter of 2013 in connection with this capital lease. We did not incur any interest expense during the comparable period of 2012.

Benefit (Provision) for Income Taxes

During the three months ended June 30, 2012, we filed our federal and state income tax returns for the fiscal year ended December 31, 2011 and trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the second quarter of fiscal 2013, we recognized an unrealized loss of $91,000 compared to an unrealized gain of $1,000 during the same period of fiscal 2012.

Comparison of Six Months Ended June 30, 2013 and 2012

Biosurgery Product Revenues and Gross Profits

As discussed above, we have continued to expand our Biosurgery distribution efforts, both through in-house personnel and through a distributor network. During the six months ended June 30, 2013, we recognized $9.3 million of product revenues from the distribution of Grafix, Ovation, and Cartiform and realized gross profit of $6.7 million. Revenues from the distribution of Biosurgery products in the first half of 2012 were $2.8 million, and gross profit was $1.8 million.  The increase in revenue and gross profit in 2013 is due to both volume increases and the shift in our distribution mix more towards direct distribution to end users.  Units distributed directly to the end-user have a higher transfer price, which is accompanied by additional selling, general, and administrative expenses in support of those efforts.

Revenues from Collaborative Research Agreements and Royalties

Revenues from collaborative research agreements and royalties were $322,000 for the six months ended June 30, 2013, compared to $3.5 million for comparable fiscal period of 2012.  Royalty revenues and cost reimbursement under our adult expanded access program were comparable between years, and constitute all revenues for our Therapeutics segment in 2013, while Therapeutics segment revenues in 2012 include the final $3.3 million of deferred revenue from the Genzyme agreement.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 were $6.3 million as compared to research and development expenses of $8.0 million for the same period of 2012, as follows:

	Six Months Ended June 30,
	2013	2012
	($000)	($000)
Therapeutics	$4,690	$5,616
Biosurgery	1,619	2,419

	$6,309	$8,035

The decrease in research and development expenses in our Therapeutics segment in the first half of fiscal 2013 compared to the same period in fiscal 2012 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled prior to 2012, resulting in decreasing patient and site costs since that time.  As discussed above, the decrease in research and development expenses in our Biosurgery segment reflects higher development expenses incurred in 2012 while we sought to identify additional products to add to our product portfolio, as well as a shift in 2013 of our internal resources from development to production to support our increased sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $7.3 million for the six months ended June 30, 2013 compared to $2.9 million for the corresponding period in fiscal 2012. We incurred $5.2 million of selling, general and administrative expenses related to our Biosurgery segment during the six months ended June 30, 2013, compared to $753,000 in the corresponding period of fiscal 2012. The increase in selling, general and administrative expenses attributable to our Biosurgery segment reflects an increase in distribution volumes, including commissions and marketing expenses, associated with the increased volumes and our increase in direct distribution to end users, as described above, and the creation of a direct sales force. General and administrative expenses incurred in our Therapeutics segment were approximately $2.1 million in the first halves of both 2013 and 2012.

Other Income, Net

Other income, net consists of the realized gains or losses and interest income on our investments available for sale as well as interest expense incurred on our capital lease.  Other income, net was $54,000 for the six months ended June 30, 2013, compared to $39,000 in the corresponding period in fiscal 2012.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk.

Benefit (Provision) for Income Taxes

As discussed above, we filed our federal and state income tax returns for the fiscal year ended December 31, 2011 during the second fiscal quarter of 2012 and trued-up our income tax receivable to the short-term deferred tax asset that was on our December 2011 balance sheet by recognizing a tax benefit of $32,000.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the first half of fiscal 2013, we recognized an unrealized loss of $66,000 compared to an unrealized loss of $15,000 during the same period of fiscal 2012.

Liquidity

At June 30, 2013, we had $27.2 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, based on our current projections and estimates, we believe that we have sufficient liquidity on hand as of June 30, 2013 to fund our operations until we become cash flow positive through operations.

Cash Flows

Comparison of Six Months Ended June 30, 2013 and 2012

Net cash used in operating activities for the six months ended June 30, 2013 was $7.1 million compared to $8.5 million in the corresponding fiscal period of the prior year.  The net loss of $6.5 million in the first half of 2013 was increased by changes in working capital associated with our increased revenues, primarily accounts receivable, accounts payable, and accrued expenses, and was partially offset by $1.2 million of non-cash expenses.  Net cash used in operating activities during the half quarter of 2012 reflect our net loss of $5.5 million, increased by the final amortization of deferred revenue, and partially offset by $1.0 million of non-cash expenses.

Cash provided by investing activities was approximately $6.2 million during the first half of 2013 compared to $7.9 million in the corresponding period of 2012, which in each period was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.

Cash provided by financing activities was approximately $559,000 during the first half of 2013, and was primarily the result of the cash received from the exercise of stock options.

Capital Resources

Our future capital requirements will depend on many factors, including:

•                  the scope and results of our research and preclinical development programs;

•                  the scope and results of our clinical trials;

•                  the timing of and the costs involved in obtaining regulatory approvals for our biologic drug candidates, which could be more lengthy or complex than obtaining approval for a new conventional drug, given the FDA’s limited experience with late-stage clinical trials and marketing approval for stem cell therapeutics;

•                  the timing, cost, and scope of our efforts in achieving market acceptance of our Biosurgery products and in establishing full commercial and Medicare reimbursement pathways;

•                  the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities;

•                  the costs of expanding our work force consistent with expanding our business and operations; and

•                  the costs of expanding our Biosurgery segment, including selling and distribution costs.

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

Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three or six months ended June 30, 2013 or 2012, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 9, 2013	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2013	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)