Form 10-Q
period 2013-09-30
OSIRIS THERAPEUTICS, INC.
filed 2013-11-12
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Stock, par value $0.001 per share	33,845,814

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements - Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash	$1,801	$1,854
Investments available for sale	26,464	32,238
Accounts receivable, net	6,773	2,854
Inventory	1,672	1,278
Prepaid expenses and other current assets	639	603
Current assets of discontinued operations	247	209
Total current assets	37,596	39,036

Property and equipment, net	2,009	2,111
Restricted cash	243	317
Total assets	$39,848	$41,464

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$3,653	$2,096
Deferred gain on sale	3,500	—
Capital lease obligations, current portion	45	44
Current liabilities of discontinued operations	463	2,903
Total current liabilities	7,661	5,043

Long-term portion of capital lease obligations	128	162
Other long-term liabilities	305	369
Total liabilities	8,094	5,574

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 33,822 shares outstanding - 2013, 32,881 shares outstanding - 2012	34	33
Additional paid-in-capital	283,369	279,269
Accumulated other comprehensive loss	(89)	(20)
Accumulated deficit	(251,560)	(243,392)
Total stockholders’ equity	31,754	35,890
Total liabilities and stockholders’ equity	$39,848	$41,464

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Product revenues	$6,882	$2,151	$16,228	$4,914
Cost of product revenues	1,858	732	4,475	1,671
Gross profit	5,024	1,419	11,753	3,243

Operating expenses:
Research and development	885	1,185	2,503	3,604
Selling, general and administrative	4,024	653	9,203	1,406
	4,909	1,838	11,706	5,010

Income (loss) from continuing operations	115	(419)	47	(1,767)

Other income, net	26	13	80	52

Income (loss) from continuing operations, before income taxes	141	(406)	127	(1,715)

Income tax benefit	—	5	—	37

Income (loss) from continuing operations	141	(401)	127	(1,678)

Discontinued operations:
Loss from operations of discontinued operations	(1,818)	(2,513)	(8,295)	(6,773)
Loss from discontinued operations	(1,818)	(2,513)	(8,295)	(6,773)

Net loss	(1,677)	(2,914)	(8,168)	(8,451)

Other comprehensive income (loss)
Unrealized (loss) gain on investments available for sale	(3)	10	(69)	(5)

Comprehensive loss	$(1,680)	$(2,904)	$(8,237)	$(8,456)

Basic income (loss) per share
Income (loss) from continuing operations	$0.00	$(0.01)	$0.00	$(0.05)
Loss from discontinued operations	(0.05)	(0.08)	(0.25)	(0.21)
Basic loss per share	$(0.05)	$(0.09)	$(0.25)	$(0.26)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.00	$(0.01)	$0.00	$(0.05)
Loss from discontinued operations	(0.05)	(0.08)	(0.24)	(0.21)
Diluted loss per share	$(0.05)	$(0.09)	$(0.24)	$(0.26)

Weighted average common shares (basic)	33,417	32,871	33,097	32,854

Weighted average common shares (diluted)	34,305	32,871	33,823	32,854

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2013

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2013	32,881,229	$33	$279,269	$(20)	$(243,392)	$35,890

Exercise of options to purchase common stock ($.40- $22.74 per share)	350,350	—	3,062	—	—	3,062

Share-based payment-director services ($7.73 per share)	23,250	—	180	—	—	180

Net exercise of warrant to purchase common stock ($11.00 per share)	567,610	1	(1)	—	—	—

Share-based payment-employee compensation	—	—	859	—	—	859

Net loss	—	—	—	—	(8,168)	(8,168)

Unrealized loss on investments available for sale	—	—	—	(69)	—	(69)

Balance at September 30, 2013	33,822,439	$34	$283,369	$(89)	$(251,560)	$31,754

The accompanying notes are an integral part of this condensed financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

(amounts in thousands)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$127	$(1,678)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operations of continuing operations:
Depreciation and amortization	273	177
Non cash share-based payments	471	244
Provision for bad debts	—	11
Changes in operating assets and liabilities:
Accounts receivable	(3,919)	(1,412)
Inventory	(394)	(507)
Prepaid expenses, and other current assets	(36)	(240)
Deferred tax assets	—	2,188
Accounts payable, accrued expenses, and other current liabilities	1,493	961
Deferred gain on sale	3,500	—
Net cash provided by (used in) operating activities of continuing operations	1,515	(256)
Discontinued operations
Loss from discontinued operations	(8,295)	(6,773)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Depreciation and amortization	283	351
Non cash share-based payments	568	708
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(38)	(102)
Accounts payable and accrued expenses	(2,440)	(694)
Deferred revenue	—	(3,333)
Net cash used in operations of discontinued operations	(9,922)	(9,843)

Net cash used in operating activities	(8,407)	(10,099)

Cash flows from investing activities:
Purchases of property and equipment	(454)	(57)
Proceeds from sale of investments available for sale	8,286	9,485
Purchases of investments available for sale	(2,581)	(45)
Net cash provided by investing activities	5,251	9,383

Cash flows from financing activities:
Principal payments on capital lease obligations	(33)	(11)
Restricted cash	74	74
Proceeds from the exercise of options to purchase common stock	3,062	48
Net cash provided by financing activities	3,103	111

Net decrease in cash	(53)	(605)
Cash at beginning of period	1,854	1,661

Cash at end of period	$1,801	$1,056

The accompanying notes are an integral part of these condensed financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1.                                                Nature of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell company focused on developing and marketing products in the orthopedic, sports medicine, and wound healing markets.

Since 2010, we have operated two business segments, Biosurgery and Therapeutics. Our Biosurgery business focuses on products for wound healing, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body’s natural healing.  Our Therapeutics business focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow.

Our Biosurgery business has continued to grow since its inception, and we have increased our organizational focus on the development and commercialization of products in this segment.

Consistent with this organizational focus, as discussed further in Note 10— Subsequent Event below, on October 10, 2013, we entered into a Purchase Agreement to sell our Therapeutics segment, including all of our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.  Accordingly, we eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

2.                                      Significant Accounting Policies

Unaudited Interim Financial Statements

Except for the Balance Sheet as of December 31, 2012, which was derived from audited financial statements, the accompanying condensed financial statements are unaudited.  The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K (“2012 10-K”) for the fiscal year ended December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates.  We believe that the most significant estimates that affect our financial statements are those that relate to deferred tax assets, inventory valuation, share-based compensation, and allowance for doubtful accounts.

Revenue Recognition

As discussed in Note 3— Segment Reporting and Discontinued Operations, in 2010 we began operations of our Biosurgery segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery product, Grafix®, a wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of a second Biosurgery product, Ovation®, for wound and tissue repair, in early fiscal 2011.  We launched Cartiform®, for cartilage repair, and Ovation OS™ during 2013.Additional Biosurgery products are under development.  We recognized revenues of approximately $6.9 million and $16.2 million, respectively, from the distribution of Biosurgery products during the three and nine months ended September 30, 2013 compared to approximately $2.2 million and $4.9 million during the three and nine months ended September 30, 2012, respectively.

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

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

As discussed in Note 10— Subsequent Event below, on October 10, 2013, we entered into a Purchase Agreement to sell our Therapeutics segment, including all of our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.  Accordingly, we eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented.  Historically, our Therapeutics segment generated revenues primarily from collaborative agreements, royalties, and cost reimbursement under our adult expanded access program.

Research and Development Costs

Historically, we have expensed internal and external research and development (“R&D”) costs in the period incurred.

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment.  As a result of the transaction described in Note 10- Subsequent Event below, the research and development cost for our Biosurgery segment constitutes continuing operations, while the research and development expenses for our Therapeutics segment has been included as a component of the “Loss from operations of discontinued operations” in the accompanying financial statements.

Research and development costs for each of our operating segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Continuing operations:
Biosurgery segment	$885	$1,185	$2,503	$3,604

Discontinued operations:
Therapeutics segment	1,326	1,798	6,017	7,414

Total research and development costs	$2,211	$2,983	$8,520	$11,018

Loss per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share adjusts basic income per share for the potentially dilutive effects of common share equivalents, using the treasury stock method, and includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and warrants outstanding at the end of the period.

Potentially dilutive effects of common share equivalents are calculated based upon the income (loss) from continuing operations.

Diluted loss per common share for the three and nine months ended September 30, 2013 excludes approximately 265,000 and 446,000, respectively, “out-of the money” stock options as of that date, as their impact is anti-dilutive.

As discussed in Note 9- Related Party Transaction and Warrants below, at December 31, 2012, we had an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share.  The warrant was exercised using the Net Exercise Method on August 14, 2013, resulting in the net issuance of 567,610 shares of our common stock, which have been included in the computation of weighted average shares outstanding during the period.  Accordingly, the impact of the warrant has been excluded from the computation of potentially dilutive shares outstanding as of September 30, 2013.

A reconciliation of basic to diluted weighted average common shares outstanding for the periods ended September 30, 2013 is as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
	(000s)	(000s)

Basic weighted average common shares outstanding	33,417	33,097
Dilutive weighted average options outstanding	888	726
Diluted weighted average common shares outstanding	34,305	33,823

Diluted loss per common share for the three and nine months ended September 30, 2012 excludes the 1,000,000 shares issuable upon the exercise of an outstanding warrant, and all 1,923,322 of our outstanding options as of September 30, 2012, as their impact on our loss from continuing operations is anti-dilutive.  As a result, basic and diluted weighted average common shares outstanding are identical for those periods.

Investments Available for Sale and Other Comprehensive Loss

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

Investments available for sale are evaluated periodically to determine whether a decline in their value is “other than temporary.” The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the security. We review criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the carrying value of the security is reduced and a corresponding charge to earnings is recognized.  We have not recognized any such decline during any of the periods presented.

Accounts Receivable

Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of December 31, 2012, accounts receivable in the accompanying balance sheets are reported net of $25,000 allowance for doubtful accounts. There was no allowance for doubtful accounts as of September 30, 2013.  We believe the reported amounts are fully collectible. Accounts receivable balances are not collateralized. To date, we have not incurred material bad debt expense related to our Biosurgery operations.

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.

We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our products. Accounts receivable in the accompanying balance sheets consist primarily of amounts due from distributors of our Biosurgery products within the United States. As of September 30, 2013, receivables from one of our sales distributors comprised approximately 35% of our total receivables. During fiscal 2012, revenues from another of the distributors of our Biosurgery products comprised approximately 60% of our total Biosurgery revenues. As of December 31, 2012, receivables from this distributor comprised a similar percentage of our total receivables. We expect all of our reported receivables to be fully collected. As discussed under “Accounts Receivable” above, we have not incurred material bad debt expense.

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

We have never carried any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution following its approval in Canada and New Zealand. Historically, our Therapeutics segment operations focused on clinical trials and discovery efforts, and accordingly, manufactured clinical doses of our drug candidates were expensed as incurred, consistent with our accounting for all other research and development costs.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

A summary of option activity under both of our stock-based compensation plans for the nine months ended September 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value
				$(000)
Outstanding at January 1, 2013	1,826,114	$8.72	6.1	$4,754
Granted at fair value	411,500	8.50
Exercised	(350,350)	8.74		3,260
Forfeited	(132,750)	7.88		639
Outstanding at September 30, 2013	1,754,514	8.73	6.0	14,972

Exercisable at September 30, 2013	1,006,201	$9.66	4.1	$8,090

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 was $4.40 per share.  We received approximately $3.1 million in cash from the exercise of options during the nine months ended September 30, 2013.

As of September 30, 2013, approximately 241,000 shares of common stock remain available for future share awards under our Amended and Restated 2006 Omnibus Plan.

Share-based compensation expense (including director compensation) included in our statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 is allocable to our research and development, selling, general and administrative, and discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($000)	($000)	($000)	($000)
Research and development	$161	$16	$254	$48
Selling, general and administrative	13	58	217	196
Discontinued operations	99	192	568	708
Total	$273	$266	$1,039	$952

As of September 30, 2013, there was approximately $1.6 million of total unrecognized share-based compensation cost related to options granted under our plans, which will be recognized over a weighted-average period of approximately one year, as the options vest.

3.                                                         Segment Reporting and Discontinued Operations

Historically, we have managed our business in two reportable operating segments: our Biosurgery segment and our Therapeutics segment.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound healing, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body’s natural healing. We launched Grafix for commercial distribution in 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform and OvationOS during 2013.  We have continued to increase our distribution volume of these products since their respective commercial launches and are developing additional products for future commercialization.

Our Therapeutics segment focused on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations have focused on clinical trials and discovery efforts. Revenues for our Therapeutics segment have historically consisted primarily of collaborative research agreements and royalties as described in Note 2— Significant Accounting Policies.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

Substantially all of our revenues and assets are attributed to and are received from entities located in the United States.

As discussed in Note 10— Subsequent Event below, on October 10, 2013, we entered into a Purchase Agreement with a wholly owned subsidiary of Mesoblast Limited (“Mesoblast”) for our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.

During the second and third quarter of 2013, while we were negotiating this transaction, we received $3.5 million, which was treated as a deposit towards the initial payment we received upon the transaction signing and closing.  These amounts have been recorded as deferred gain on sale in our condensed financial statements as of September 30, 2013.

The Purchase Agreement provides for the $50.0 million of initial consideration and up to $50.0 million of contingent additional payments to us upon our achievement of milestone events, as follows:

Amount
Milestone	($000)

Initial consideration
Letter of intent payments	$3,500
Initial closing payment	16,500
Additional closing payment, 6 months after closing date	15,000
Delivery of all scheduled assets under the Transfer Agreement	15,000
Total initial consideration	50,000

Contingent onsideration
First marketing authorization received in the U.S.	20,000
First marketing authorization received from France, Germany, or European Union.	10,000
Completion of the enrollment of the Phase 3 Crohn’s Trial or Mesoblast’s election to discontinue the trial	10,000
Receipt of final data for the Crohn’s trial or first marketing approval for Crohn’s	10,000
Total conditional consideration	50,000

Total possible purchase price	$100,000

Of the $50 million in initial consideration, $35 million is payable in cash, and the balance ($15 million) will be paid in a combination of cash and Mesoblast ordinary shares, at the discretion of Mesoblast, upon completed delivery of the ceMSC assets.  Any payments made in Mesoblast ordinary shares will be subject to a one year holding period, but will be afforded limited downside protection for a drop in the Mesoblast share price over the holding period.

Accordingly, we eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

In general, our total assets, including long-lived assets such as property and equipment, and our capital expenditures are not specifically allocated to any particular operating segment.

The net assets allocable to the Therapeutics segment at September 30, 2013 and December 31, 2012 were as follows:

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

	September 30, 2013	December 31, 2012
	($000s)	($000s)

Current assets:
Accounts Receivable	$221	$209
Prepaid expenses and other current assets	26	—
Total current assets of discontinued operations	$247	$209

Total current liabilities of discontinued operations	$463	$2,903

As noted above, we eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented.  Summarized operating results of the Therapeutics segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	($000s)		($000s)
	2013	2012	2013	2012

Revenue from collaborative research agreements and royalties	$310	$232	$632	$3,776

Operating expenses:
Research and development	1,326	1,798	6,017	7,414
Selling, general and administrative	802	947	2,910	3,135
	2,128	2,745	8,927	10,549

Loss from discontinued operations	$(1,818)	$(2,513)	$(8,295)	$(6,773)

4.                                                Inventory

We began carrying inventory of our Biosurgery products on our balance sheet following commercial launch of such products.

Inventory for our Biosurgery segment consists of the following:

	September 30, 2013	December 31, 2012
	($000)	($000)
Inventory
Raw materials and supplies	$243	$284
Work-in-process	498	135
Finished goods	931	859
Total Biosurgery inventory	$1,672	$1,278

Prior to the transaction described in Note 10— Subsequent Event below, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

As discussed in Note 10 — Subsequent Event, we sold the assets of our Therapeutics segment in the fourth fiscal quarter of 2013 and will report a gain on the sale of discontinued operations for the year ending December 31, 2013.  The income tax impacts of this sale will be recognized in the fourth quarter.

At September 30, 2013, the tax effected balance of our net operating loss and tax credit carryforwards was approximately $91.4 million.

6.                                                Investments Available for Sale

Investments available for sale consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	($000s)				($000s)
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$3,116	$—	$—	$3,116	$2,478	$—	$—	$2,478
Corporate debt securities & commercial paper	3,774	12	(9)	3,777	4,940	—	(3)	4,937
	6,890	12	(9)	6,893	7,418	—	(3)	7,415
Investments:
Municipal securities	4,891	3	(11)	4,883	9,769	1	(3)	9,767
Agency obligations	10,132	4	(89)	10,047	14,871	3	(18)	14,856
US & International government agencies	4,640	1	—	4,641	200	—	—	200
	19,663	8	(100)	19,571	24,840	4	(21)	24,823

Investments available for sale	$26,553	$20	$(109)	$26,464	$32,258	$4	$(24)	$32,238

The cash equivalents detailed above represent highly liquid investments with maturities of three months or less when purchased and are held in our brokerage investment accounts.  They are classified as investments available for sale as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future.

The following table summarizes maturities of our investments available for sale as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$5,772	$5,773	$7,759	$7,760
Between 3—12 months	8,777	8,774	15,227	15,221
More than 1 year	12,004	11,917	9,272	9,257
Investments available for sale	$26,553	$26,464	$32,258	$32,238

Realized gains and investment income earned on investments available for sale were $26,000 and $80,000, respectively, for the three and nine months ended September 30, 2013 and were $13,000 and $52,000, respectively, for the comparable periods of 2012, and have been included as a component of “Other income, net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	($000s)
	Level I	Level II	Level III	Total
Assets
Money market funds and certificates of deposit	$3,116	$—	$—	$3,116
U.S. and international government agencies	—	4,641	—	4,641
Agency obligations	—	10,047	—	10,047
Corporate debt securities & commercial paper	—	3,777	—	3,777
Municipal securities	—	4,883	—	4,883

Investments available for sale	$3,116	$23,348	$—	$26,464

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

	December 31, 2012
	($000s)
	Level I	Level II	Level III	Total
Assets
Money market funds and certificates of deposit	$2,478	$—	$—	$2,478
U.S. and international government agencies	—	200	—	200
Agency obligations	—	14,856	—	14,856
Corporate debt securities & commercial paper	—	4,937	—	4,937
Municipal securities	—	9,767	—	9,767

Investments available for sale	$2,478	$29,760	$—	$32,238

8.                                                                                                                                      Capital Lease

In July 2012, we leased equipment under a capital lease at an effective interest rate of approximately 5%, with 60 monthly payments of $4,000 starting July 2012. The capital lease is recorded at the present value of the future minimum lease payments. Future minimum lease payments under the capital lease agreement at September 30, 2013 are as follows:

Amount
(000s)
2013	$12
2014	48
2015	48
2016	48
2017	24
180
Less: Amount representing interest	(7)
Present value of minimum lease payments	173
Less: Current portion of capital lease obligations	(45)
Long-term portion of capital lease obligations	$128

9.                                                                                                                                      Related Party Transaction and Warrants

As discussed in our 2012 Annual Report on Form 10-K, at December 31, 2012, we had an outstanding warrant held by the Chairman of our Board of Directors to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share.  The warrant was exercised using the Net Exercise Method on August 14, 2013, resulting in the net issuance of 567,610 shares of our common stock.  As of September 30, 2013, we no longer have any outstanding warrants.

10.                                                                                                                               Subsequent Event

As reported on our Current Report on Form 8-K, dated October 10, 2013, we entered into a Purchase Agreement with Mesoblast, pursuant to the terms of which the we sold our culture expanded mesenchymal stem cell business, including Prochymal and other related assets. The Purchase Agreement provides for payment to us of $50 million in initial consideration, and payment of up to an additional $50 million upon the achievement by Mesoblast of certain clinical and regulatory milestones. Additionally, we will be entitled to earn low single to double digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired ceMSC technology.

Of the $50 million in initial consideration, $35 million is payable in cash, and the balance ($15 million) will be paid in a combination of cash and Mesoblast ordinary shares, at the discretion of Mesoblast, upon completed delivery of the ceMSC assets.  Any payments made in Mesoblast ordinary shares will be subject to a one year holding period, but will be afforded limited downside protection for a drop in the Mesoblast share price over the holding period.

Also pursuant to the Purchase Agreement, we have retained a royalty free license to all transferred intellectual property, insofar as necessary to continue our other businesses, including our Biosurgery business, but we have agreed not to compete with Mesoblast in the ceMSC business for a period of eight years.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, the Company notes that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Part I — Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; the success of our product candidates in development; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and commercialization strategy for marketed biosurgery products (including Grafix®, Ovation®, Ovation OSTM, and Cartiform®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establishing and maintain reimbursement for our commercially available products; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2012, and our unaudited condensed financial statements for the three and nine month periods ended September 30, 2013 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during these periods and since then to date.  Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under Part I — Item 1A “Risk Factors.” Risks and uncertainties related to our recent transaction with Mesoblast are included in this Quarterly Report on Form 10-Q under Part II-Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,” “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Introduction and Overview

The following is a discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2013 and 2012.  You should read this discussion together with the accompanying unaudited condensed financial statements and notes and with our Annual Report on Form 10-K for the year ended December 31, 2012.  Historical results and any discussion of prospective results may not indicate our future performance.  See “Cautionary Statements About Forward-Looking Information.”

We are a leading stem cell company headquartered in Columbia, Maryland and focused on developing and marketing products in the orthopedic, sports medicine and wound care markets. We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution. We have developed an extensive intellectual property portfolio to protect our technology and commercial interests.

Since 2010, we have had two business segments, Biosurgery and Therapeutics.

Our Biosurgery business, works to harness the ability of cells and novel constructs to promote the body’s natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Our Therapeutics business has historically focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow.

Our Biosurgery business has continued to grow since its inception, and we have increased our organizational focus on the development and commercialization of products in this segment.

Consistent with this focus, on October 10, 2013, we entered into a Purchase Agreement with Mesoblast Limited (“Mesoblast”) for our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

In our Biosurgery business, we currently manufacture, market and distribute Grafix, Ovation, Cartiform, and OvationOS for tissue repair. We believe our stem cell therapeutic products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation.

We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

Biosurgery Segment.     Our Biosurgery segment seeks to harness the ability of cells and novel constructs to promote the body’s natural healing, with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Since the third quarter of 2010, we have launched commercial distribution of several Biosurgery products, including Grafix, Ovation, Cartiform, and OvationOS, each of which we developed and manufacture. We intend to build on the success of our first generation implantable product, Osteocel® for regenerating bone in orthopedic indications, which we have since sold to Nuvasive, Inc. Disease targets for Biosurgery products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and orthopedic and cartilage repair.

Grafix is a three-dimensional tissue matrix for use as a wound covering for application directly to acute and chronic wounds, including diabetic foot ulcers, venous leg ulcers, and burns. Flexible and conforming to complex anatomies, this tissue matrix retains a rich source of extracellular matrix, viable endogenous cells including MSCs, as well as growth factors.

Ovation is a novel cellular repair matrix. Easily applied to the site of injury, Ovation provides three essential components—collagen matrix, viable endogenous MSCs and growth factors such as BMPs and VEGF—to support tissue regeneration.

OvationOS, a viable bone matrix, is our newest product to be used for bone repair and regeneration.  It is a cancellous bony matrix containing viable endogenous MSCs and osteoprogenitor cells. It contains key components for bone regeneration, including structural biologic matrix, reservoir of growth factors and endogenous MSCs. OvationOS is a functionally complete alternative to autograft, the “gold standard” in bone regeneration. These components naturally have the following capacities:

•                  Osteoinduction (stimulating recruitment of neighboring host cells)

•                  Osteoconduction (serving as a scaffold to support bone growth)

•                  Osteogenesis (bone-forming).

•                  Angiogenesis (blood vessel-forming, important for supply of nutrition and factors to the neotissue)

Cartiform is viable cartilage mesh designed for use in cartilage repair, such as marrow stimulation procedures. Cartiform uses a type II collagen architecture and functioning chondrocytes to preserve the natural properties of hyaline cartilage and recruit the patient’s MSCs for improved chondrogenesis.

Grafix, OvationOS, and Cartiform are regulated by the FDA under 21CFR Part 1271, Human Cells, Tissues and Cellular and Tissue-based Products (“HCT/Ps”). We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks (“AATB”). Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every lot to demonstrate suitability for transplantation. Our Biosurgery products are all manufactured in our Columbia, Maryland facility. Each lot is tested to confirm viable cell content post thaw.

In October 2013, we announced an agreement with FDA on the regulatory status of our marketed Biosurgery products and confirmed the HCT/Ps pathway for Grafix indicated as a wound cover for the treatment of acute and chronic wounds. At that time we announced our intentions to file a Biologic License Agreement (“BLA”) for Grafix to enable us to expand the label claims. Additionally, we will continue transitioning our Ovation product line over to our newly launched OvationOS formulation and have agreed to complete this transition no later than the second half of 2014.

We market and distribute Grafix and Ovation through a network of agents and distributors, as well as directly to hospitals and clinics. We began to distribute Cartiform in and OvationOS during 2013, and currently market them directly to hospitals.

A significant market for Grafix is chronic wounds, which are primarily treated in the outpatient setting. To obtain full reimbursement for use of Grafix in the outpatient setting, we initiated a prospective randomized clinical trial comparing the standard of care to Grafix during the second fiscal quarter of 2012.

This trial was a multicenter, adaptive design, randomized study to evaluate the efficacy and safety of Grafix for the treatment of chronic diabetic foot ulcers. Patients in the study are randomized in a 1:1 ratio to receive either Grafix or conventional standard of care for a chronic diabetic foot ulcer that is between 1 cm2 and 15 cm2.  The primary efficacy endpoint of this study is complete wound closure, defined as 100% re-epithelialization, by week 12. Additional secondary efficacy endpoints include time to initial wound closure, proportion of patients with at least

50% reduction in wound size by Day 28 and number of applications of Grafix versus control. This trial was conducted at 20 wound care clinics across the U.S.

On August 13, 2013, we reported that this study had met the pre-specified stopping rules for overwhelming efficacy as determined by the data monitoring committee during a planned interim analysis, as well as on all top-line secondary endpoints, demonstrating faster wound closure and a reduction in the number of treatments needed to achieve wound closure. As a result, the blinded phase of the trial was discontinued immediately and all patients randomized to the control arm were offered treatment with Grafix.

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

In October 2013, we announced our intention to initiate a new clinical trial for Grafix for the treatment of venus leg ulcers.  We have commenced a pilot study to enable us to design the clinical trial which should be formally initiated during fiscal 2014.

Therapeutics Segment.     Our Therapeutics segment historically focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Our lead biologic drug candidate, Prochymal (remestemcel-L), was evaluated in clinical trials for a number of indications, including acute graft versus host disease (“GvHD”), Crohn’s disease, and acute myocardial infarction. Prochymal is the only stem cell therapeutic currently granted both Orphan Drug and Fast Track status by the United States Food and Drug Administration (“FDA”).

In May 2012, we received approval from Health Canada to market Prochymal for the treatment of refractory acute GvHD in children. We subsequently also received approval from Medsafe in New Zealand for the same indication.

In October 2013, we entered into an agreement with a wholly-owned subsidiary of Mesoblast Limited, (ASX: MSB; USOTC: MBLTY) for the sale of our culture-expanded mesenchymal stem cell (“ceMSC”) business, including Prochymal, in a transactions worth up to $100 million in initial consideration and milestone payments. Additionally, we have the opportunity to receive royalty payments ranging from the low single digit to 10% on future sales of Prochymal and other products utilizing the ceMSC technology.

We will receive $50 million in consideration for closing and delivery of the the ceMSC assets. Of this amount, $20 million in cash was paid upon closing and another $15 million in cash is payable to us upon the six month anniversary of closing.  We will receive the remaining $15 million in either ordinary shares of Mesoblast or cash, at Mesoblast’s sole discretion upon the delivery of the ceMSC assets.  The $50 million in initial consideration will be recorded in the fourth quarter of 2013.  Any shares of Mesoblast stock we receive will bear restrictive legends and not be tradable for 12-months, in accordance with Australian securities laws.  Mesoblast has granted us limited downside protection in the event the value of the shares declines between the date the shares are granted and the date when the restrictions expire.

We are also eligible to receive up to an additional $50 million in payments upon Mesoblast achieving certain clinical and regulatory milestones.

Financial Operations Overview

Revenue

Biosurgery Segment. Beginning in fiscal 2010, we started to account for our Biosurgery business as a separate segment. We manufacture our Biosurgery products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as through employee sales personnel. We presently manufacture and distribute Grafix and Ovation for the treatment of chronic wounds and burns, Cartiform for cartilage repair, and OvationOS for bone repair and regeneration. Each of these products is cryopreserved and stored in low temperature freezers at -80 degrees Celsius. Customers have the product shipped to them on dry ice. We distribute Biosurgery products to both end user customers and distributors who redistribute the products to end users.  Legal title passes to stocking distributors when the product leaves our shipping dock.  Some end user customers take legal title to the products only when the product is used in a medical procedure, thus we maintain consignment inventory at end user hospitals or clinics. Due to the nature of the products, we usually do not allow sales returns.

Since 2010, we have developed and launched multiple Biosurgery products for commercial distribution, and have additional product candidates under development.  We have continued to increase our distribution volumes of Grafix and Ovation since their respective commercial launches, both through in-house personnel as well as through our expanding distributor network. We expect the same for Cartiform and OvationOS. The increase in revenue and gross profit since commercial launch is primarily due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of products in this segment in the foreseeable future.

Therapeutics Segment.  As discussed above, on October 10, 2013, we entered into a Purchase Agreement with Mesoblast for our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.  Accordingly, we have presented the results of the group’s operations as a discontinued operation for all periods.  Historically, our Therapeutics segment generated revenues primarily from collaborative agreements, royalties, and cost reimbursement under our adult expanded access program.

Research and Development Costs

To date, our research and development costs have consisted of expenses incurred in identifying, developing and testing biologic tissue based products. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing, costs of facilities, costs of biologic tissue based products, and quality control supplies.

From inception in December 1992 through September 30, 2013, we incurred aggregate research and development costs of approximately $432 million.

Beginning with the creation of our Biosurgery segment, we began to separately track research and development costs by segment. Research and development costs for each of our operating segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Continuing operations:
Biosurgery segment	$885	$1,185	$2,503	$3,604

Discontinued operations:
Therapeutics segment	1,326	1,798	6,017	7,414

Total research and development costs	$2,211	$2,983	$8,520	$11,018

We expect our research and development expenses to continue to be substantial in the future, as we continue our clinical trial activity, seek full reimbursement for our Biosurgery products, and invest in additional product opportunities and research programs. Clinical trials and preclinical studies are time-consuming and expensive. Our expenditures on current and future development programs are subject to many uncertainties. As we obtain results from clinical trials, we may elect to redistribute our resources among trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, size of trial and intended use of the subject of the clinical trial. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

• the number of patients who participate in the trials;

• the number of sites included in the trials;

• the length of time required to enroll trial participants;

• the duration of patient treatment and follow-up;

• the costs of producing supplies of the products needed for clinical trials and regulatory submissions;

• the efficacy and safety profile of the trial subject; and

• the costs and timing of, and the ability to secure, any regulatory approvals we elect to seek.

As a result of these uncertainties, we are unable to determine with any significant degree of certainty the duration and completion costs of our research and development projects or when and to what extent we will derive benefit from trials involving our Biosurgery products and product candidates.

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

Provision for Income Taxes

Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on our net deferred tax assets of $91.4 million, which relate primarily to net operating loss and general business tax credit carry-forwards.

Generally, corporations with tax attribute carryovers such as net operating losses and tax credits (“Loss Corporations”) may become subject to an annual limitation as to the amount of tax attributes that may be available for use for federal income tax purposes. In general, Sections 382 and 383 of the Internal Revenue Code limit the annual amount of net operating loss and credit carryovers of Loss Corporations when such Loss Corporations experience an ownership change. An ownership change occurs if one or more “5-percent shareholders” increase their ownership in the Loss Corporation stock, in the aggregate, by more than 50 percentage points during a 3-year “testing period.” The regulations governing the determination of a corporation’s 5-percent shareholders attempt to identify the individuals who, directly or pursuant to certain attribution rules, are the beneficial owners of the Loss Corporation stock and, correspondingly, benefit from the use its tax attribute carryovers. Generally, the annual limitations are determined with reference to the value of the underlying corporation.

We are currently reviewing the applicability of the annual limitation imposed by Section 382. Existing and future ownership changes may adversely affect our ability to use our remaining net operating loss and tax credits carryforwards. If our ability to use net operating loss and tax credit carryforwards is limited, we may be subject to tax on our income earlier than we would otherwise be had we been able to fully utilize our net operating loss and tax credit carryforwards.

Loss from Operations of Discontinued Operations

As discussed above, on October 10, 2013 we entered into a Purchase Agreement for our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.  Accordingly, we have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented.  Summarized operating results of the Therapeutics segment are presented as loss from operations of discontinued operations in the accompanying financial statements.

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the three and nine months ended September 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012

Biosurgery Product Revenues and Gross Profits

Since the launch of our Biosurgery segment, we have continued to expand our distribution efforts, through both in-house personnel and through a distributor network. During the three months ended September 30, 2013, we recognized $6.9 million of product revenues from the distribution of our Biosurgery products, and realized gross profit of $5.0 million. Revenues from the distribution of Biosurgery products in the corresponding period of 2012 were $2.2 million, and gross profit was $1.4 million.  A portion of the increase in revenue and gross profit in 2013 is due to volume increases, as we have continued to expand our distribution network. Beginning in 2013, our distribution mix has also shifted more towards direct distribution to end users as compared to those made to stocking distributors for redistribution.  Units distributed directly to the end-user have a higher transfer price, which is accompanied by additional selling, general, and administrative expenses in support of those efforts.  We expect some fluctuation in the distribution mix between end users and stocking distributors as our Biosurgery segment grows, develops, and introduces new products to the marketplace.  Until such time as we ramp up our manufacturing activities to fully utilize our manufacturing facilities and while the distribution mix between end-users and stocking distributors varies, the gross margin we realize on these products is likely to vary significantly.  Additionally, we are continuing to distribute a substantial amount of these products for clinical evaluation and expect commercial distribution to ramp up slowly until such time as we are able to build the commercial capabilities necessary to drive more widespread adoption.

Biosurgery Research and Development Expenses

Research and development expenses (excluding discontinued operations) for the three months ended September 30, 2013 were $885,000 as compared to research and development expenses of $1.2 million for the same period of 2012.   The decrease in research and development expenses in the third quarter of 2013 as compared to 2012 reflects higher Biosurgery product development expenses incurred in 2012 while we sought with greater intensity to identify additional products to add to our product portfolio, as well as a shift in 2013 of our internal resources from development to production as volumes of Grafix and Ovation distributed have consistently increased and manufacturing and distribution of Cartiform and OvationOS have commenced.  We also experienced decreased costs related to our diabetic foot ulcer trial in 2013, as the trial moved towards completion as discussed above.

Biosurgery Selling, General and Administrative Expenses

Selling, general and administrative expenses (excluding discontinued operations) were $4.0 million for the three months ended September 30, 2013 compared to $653,000 for the corresponding period in fiscal 2012. The increase in selling, general and administrative expenses reflects an increase in distribution volumes, including commissions and marketing expenses, associated with the increased volumes and our increase in direct distribution of our Biosurgery products to end users, as described above, and the creation of a direct sales force. We believe that maintaining a direct sales force will increase the distribution potential for our Biosurgery products to both end users and additional stocking distributors.

Other Income, Net

Other income, net consists of the realized gains or losses and interest income on our investments available for sale as well as interest expense incurred on our capital lease. Other income, net was $26,000 for the three months ended September 30, 2013, compared to $13,000 in the corresponding period in fiscal 2012.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk. The increase in other income, net during 2013 reflects greater realized gains on these investments.

Income Tax Benefit

We did not recognize any income tax expense or benefit during the three months ended September 30, 2013. During the three months ended September 30, 2012, we trued-up our income tax receivable by recognizing a tax benefit of $5,000.

Other Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of the unrealized gain or loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the third quarter of fiscal 2013, we recognized an unrealized loss of $3,000 compared to an unrealized gain of $10,000 during the same period of fiscal 2012.

Loss from Operations of Discontinued Operations

On October 10, 2013 we entered into a Purchase Agreement for our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.  Accordingly, we have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented.  Summarized operating results of the Therapeutics segment are as follows:

	Three Months Ended
	September 30,
	($000s)
	2013	2012

Revenue from collaborative research agreements and royalties	$310	$232

Operating expenses:
Research and development	1,326	1,798
General and administrative	802	947
	2,128	2,745

Loss from discontinued operations	$(1,818)	$(2,513)

Revenues from collaborative research agreements, royalties, and cost reimbursement under our adult expanded access program were comparable between years.  The decrease in research and development expenses in our Therapeutics segment in the third quarter of fiscal 2013 compared to the same period in fiscal 2012 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled prior to 2012, resulting in decreasing patient and site costs since that time.  General and administrative expenses incurred in our Therapeutics segment were largely comparable between periods, but do reflect a decrease in non-cash stock compensation expense between fiscal years.

Comparison of Nine Months Ended September 30, 2013 and 2012

Biosurgery Product Revenues and Gross Profits

As discussed above, we have continued to expand our Biosurgery distribution efforts, both through in-house personnel and through a distributor network. During the nine months ended September 30, 2013, we recognized $16.2 million of product revenues from the distribution of our Biosurgery products, and realized gross profit of $11.8 million. Revenues from the distribution of Biosurgery products in the comparable period of 2012 were $4.9 million, and gross profit was $3.2 million.  The increase in revenue and gross profit in 2013 is due to both volume increases and the shift in our distribution mix more towards direct distribution to end users.  Units distributed directly to the end-user have a higher transfer price, which is accompanied by additional selling, general, and administrative expenses in support of those efforts.

Biosurgery Research and Development Expenses

Research and development expenses (excluding discontinued operations) for the nine months ended September 30, 2013 were $2.5 million as compared to $3.6 million for the same period of 2012. As discussed above, the decrease in research and development expenses reflects higher Biosurgery product development expenses incurred in 2012 while we sought to identify additional products to add to our product portfolio, a shift in 2013 of our internal resources from development to production to support our increased sales volumes, and decreased activity for our diabetic foot ulcer trial in 2013 as the trial progressed.

Biosurgery Selling, General and Administrative Expenses

Selling, general and administrative expenses (excluding discontinued operations) were $9.2 million for the nine months ended September 30, 2013 compared to $1.4 million for the corresponding period in fiscal 2012. The increase in selling, general and administrative expenses reflects an increase in distribution volumes, including commissions and marketing expenses, associated with the increased volumes and our increase in direct distribution of Biosurgery products to end users, as described above, and the creation of a direct sales force.

Other Income, Net

Other income, net consists of the realized gains or losses and interest income on our investments available for sale as well as interest expense incurred on our capital lease.  Other income, net was $80,000 for the nine months ended September 30, 2013, compared to $52,000 in the corresponding period in fiscal 2012.  Our investments available for sale consist primarily of short-term, investment grade securities with a focus on avoiding market risk.

Income Tax Benefit

We did not recognize any income tax expense or benefit during the nine months ended September 30, 2013. We filed our federal and state income tax returns for the fiscal year ended December 31, 2011 during the second quarter of 2012 and trued-up our income tax receivable during the third quarter of 2012, recognizing a total tax benefit of $37,000 during the nine months ended September 30, 2012.

Other Comprehensive Loss

Our other comprehensive loss consists of the unrealized loss on our investments available for sale when they are marked-to-market at the end of each reporting period.  During the first three quarters of fiscal 2013, we recognized an unrealized loss of $69,000 compared to an unrealized loss of $5,000 during the same period of fiscal 2012.

Loss from Operations of Discontinued Operations

As discussed above, we have presented the results of the Therapeutics segment’s operations as a discontinued operation for all periods presented.  Summarized operating results are as follows:

	Nine Months Ended
	September 30,
	($000s)
	2013	2012

Revenue from collaborative research agreements and royalties	$632	$3,776

Operating expenses:
Research and development	6,017	7,414
General and administrative	2,910	3,135
	8,927	10,549

Loss from discontinued operations	$(8,295)	$(6,773)

Revenues from collaborative research agreements and royalties were $632,000 for the nine months ended September 30, 2013, compared to $3.8 million for comparable fiscal period of 2012.  Royalty revenues and cost reimbursement under our adult expanded access program were comparable between years, and constitute all revenues for our Therapeutics segment in 2013, while Therapeutics segment revenues in 2012 include the final $3.3 million of deferred revenue from the Genzyme agreement.  The decrease in research and development expenses in our Therapeutics segment in fiscal 2013 compared to fiscal 2012 reflects lower expenses in our acute myocardial infarction clinical trial, which was fully enrolled prior to 2012, resulting in decreasing patient and site costs since that time.  General and administrative expenses incurred in our Therapeutics segment were comparable between periods.

Liquidity

At September 30, 2013, we had $28.3 million in cash and investments available for sale.  We have not had any outstanding debt at any time since fiscal 2008. Although there can be no assurance, based on our current projections and estimates, we believe that we have sufficient liquidity on hand as of September 30, 2013 to fund our operations until we become cash flow positive through operations.

Cash Flows

Comparison of Nine Months Ended September 30, 2013 and 2012

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2013 was $1.5 million compared to $256,000 used in operating activities of continuing operations in the corresponding fiscal period of the prior year.  The net income from continuing operations of $127,000 in 2013 was increased by net changes in working capital associated with both our increased revenues and the deferred gain on sale for the Mesoblast transaction as well as non-cash expenses.  Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2012 reflect our net loss from continuing operations of $1.7 million, offset by changes in working capital, primarily deferred taxes, and non-cash expenses.

Net cash used in operating activities of discontinued operations was approximately $9.9 million for the nine months ended September 30, 2013, compared to $9.8 million in the comparable period of 2012.  In each period, the cash used in operating activities of discontinued operations was primarily the net loss from operations of discontinued operations increased by various changes in working capital, primarily accounts payable and accrued expenses in fiscal 2013 and deferred revenue in fiscal 2012.

Cash provided by investing activities was approximately $5.3 million during the nine months ended September 30, 2013 compared to $9.4 million in the corresponding period of 2012, which in each period was primarily the result of the net sales of investment available for sale in order to provide funds for operating activities.  The decrease in the need for cash provided from investing activities in fiscal 2013 is the result of the increased cash generated from our operating activities during the current year, as well as an infusion of cash from financing activities as described below.

Cash provided by financing activities was $3.1 million during the nine months ended September 30, 2013, and was primarily the result of the cash received from the exercise of stock options during the third fiscal quarter following the announcement of the top line results of our diabetic foot ulcer trial.  Cash provided by financing activities for the nine months ended September 30, 2012 was not material.

Capital Resources

Our future capital requirements will depend on many factors, including:

•                  the costs of expanding our Biosurgery operations, including selling and distribution costs;

•                  the costs of expanding our work force consistent with expanding our business and operations;

•                  the timing of and the costs involved in obtaining any regulatory approvals for our Biosurgery products we elect to seek;

•                  the timing, cost, and scope of our efforts in achieving market acceptance of our Biosurgery products and in establishing full commercial and Medicare reimbursement pathways; and

•                  the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities.

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

Foreign Currency Exchange Rate Risk

We have historically conducted clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not significant during the three or nine months ended

September 30, 2013 or 2012.  As a result of the divestiture of our Therapeutics segment on October 10, 2013, we do not anticipate significant operations in currencies other than the USD at this time.

Derivative Instruments

For the periods ending September 30, 2013, we have not entered into hedging or derivative instrument arrangements.  As a result of the Purchase Agreement dated October 10, 2013 that allows for us to potentially receive future payments made in Mesoblast ordinary shares, which would be subject to a one year holding period and would come with customary downside protection, we are currently evaluating various risk management strategies available to us, including various forms of hedges and derivative contracts.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.

In addition to the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 9, 2013, you should carefully consider the risk factors described below which relate to the  sale of  our  ceMSC business to a subsidiary of  Mesoblast Ltd, pursuant to a Purchase Agreement.  If any of the following or any other  risks, including those described as risk factors  in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, actually occur or materialize, our business, financial condition or results of operations could be materially adversely affected.

Risk Factors Regarding the Sale of our ceMSC Business

We may not receive all of the payments available to us under the terms of the Purchase Agreement, and accordingly, we may have less cash available to us to fund our operations.

The terms of the Purchase Agreement with Mesoblast provide for payment to us of $50 million in initial consideration, and payment of up to an additional $50 million upon the achievement by Mesoblast of certain clinical and regulatory milestones. Additionally, we will be entitled to earn  single to low double digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired ceMSC technology.

Of the $50 million in initial consideration, $35 million is payable in cash, of which we have received an aggregate of $20 million thus far, and the balance ($15 million) will be paid in a combination of cash and Mesoblast ordinary shares, at the discretion of Mesoblast, only upon completed delivery of the ceMSC assets. Any payments made in Mesoblast ordinary shares will be subject to a one year holding period, but will be afforded limited downside protection for a drop in the Mesoblast share price over the holding period. Therefore, any amount paid to us in Mesoblast shares is subject to investment risk.

Our ability to receive the second $50 million is subject to the satisfaction of a series of milestones, all of which are largely dependent upon Mesoblast and other factors not in our control. These include many if not all of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast,  including product development, efficacy and regulatory risks. Our ability to earn royalty payments from Mesoblast is subject to these same risks.  Because of these and other risks, including credit risk, we have  no assurances that any of  these amounts will, in fact, be paid to or received by us.  If we do not receive these payments, we will have less cash available to fund our remaining operations and to support the continued development and pursuit of our Biosurgery business, and our financial condition or results of operations could be materially adversely affected.

The Purchase Agreement exposes us to contingent liabilities and other risks that could adversely affect our business or financial condition .

In the Purchase Agreement, we have made customary representations and warranties and the parties have agreed to indemnify each other for breaches of representations, warranties and covenants contained in the Purchase Agreement.  Also pursuant to the Purchase Agreement, we have retained a royalty free license to all transferred intellectual property, insofar as necessary for us to continue in our other businesses, including our Biosurgery business, and we have agreed not to compete with Mesoblast in the ceMSC business for a period of eight years. The Purchase Agreement also subjects us to other risks typical in business transactions of this type, including payment and performance risks. Should disputes arise or should we incur liability for breach of any of these representations, warranties or obligations, or should any of these other risks materialize, our business, financial condition or results of operations could be materially adversely affected.

Our long term business prospects will depend  on the success of our Biosurgery business.

As a result of the sale of our ceMSC business, including Prochymal, our Biosurgey business is our sole remaining business, and our overall business is less diverse.  Our long term business prospects will, therefore, be dependent almost entirely on the success of our Biosurgery business. This business involves significant risks and challenges in regards to product development and optimization, manufacturing, government regulation, intellectual property, third-party reimbursement and market acceptance, among other risks previously disclosed by us.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 14, 2013, an outstanding warrant to purchase 1,000,000 shares of our common stock at an exercise price of $11.00 per share, held by the Chairman of our Board, was exercised using the Net Exercise Method as provided for under its terms, resulting in the issuance of 567,610 shares of our common stock.  The issuance was exempt from registration on account of Section 4(2) of the Securities Act of 1933, as amended, and on account of Regulation S promulgated thereunder. The Warrant was fully exercised in a single transaction by a non-US person.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: November 12, 2013	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2013	/s/ MATTHEW NEUMAYER
Matthew Neumayer
Corporate Controller (Principal Accounting Officer)