Form 10-Q
period 2014-06-30
OSIRIS THERAPEUTICS, INC.
filed 2014-08-11
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2014
Common Stock, par value $0.001 per share	34,309,800

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements — Unaudited

OSIRIS THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$2,658	$2,416
Investments available for sale	45,759	39,508
Trading securities	15,584	17,086
Trade accounts receivable, net of reserves	16,890	7,459
Other receivables	256	15,265
Inventory	5,540	1,929
Prepaid expenses and other current assets	404	355
Current assets of discontinued operations	—	91
Total current assets	87,091	84,109

Property and equipment, net	1,895	1,896
Deferred tax asset	—	5,849
Restricted cash	223	243
Total assets	$89,209	$92,097

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$8,037	$4,842
Capital lease obligations, current portion	45	45
Deferred tax liability	—	5,849
Current liabilities of discontinued operations	—	57
Total current liabilities	8,082	10,793

Other long-term liabilities	280	355

Total liabilities	8,362	11,148

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 34,310 shares outstanding - 2014, 34,114 shares outstanding - 2013	34	34
Additional paid-in-capital	285,745	282,702
Accumulated other comprehensive (loss) income	72	(33)
Accumulated deficit	(205,004)	(201,754)
Total stockholders’ equity	80,847	80,949
Total liabilities and stockholders’ equity	$89,209	$92,097

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
STATEMENTS OF COMPREHENSIVE LOSS

Unaudited
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Product revenues	$13,290	$5,291	$23,344	$9,346
Cost of product revenues	2,924	1,482	5,136	2,617
Gross profit	10,366	3,809	18,208	6,729

Operating expenses:
Research and development	1,055	1,132	1,725	2,089
Selling, general and administrative	9,341	4,157	16,576	6,560
Fees paid to related parties	36	—	185	62
Share based payments to related parties	—	—	403	180
	10,432	5,289	18,889	8,891

Loss from operations	(66)	(1,480)	(681)	(2,162)

Other income (expense), net	(1,232)	25	(1,358)	54

Loss from continuing operations, before income taxes	(1,298)	(1,455)	(2,039)	(2,108)

Income tax expense	(130)	(358)	—	—

Loss from continuing operations	(1,428)	(1,813)	(2,039)	(2,108)

Discontinued operations:

Loss from operations of discontinued operations, net of income taxes of $597 and $431, respectively, for the six months and three months ended June 30, 2014 and $0 and ($358) for the six months and three months ended June 30, 2013, respectively.

Loss from discontinued operations	(457)	(1,944)	(1,211)	(4,383)

Net loss	(1,885)	(3,756)	(3,250)	(6,491)

Other comprehensive income (loss)
Unrealized gain (loss) on investments available for sale	17	(91)	105	(66)

Comprehensive loss	$(1,868)	$(3,847)	$(3,145)	$(6,557)

Basic and diluted loss per share
Loss from continuing operations	$(0.04)	$(0.06)	$(0.06)	$(0.06)
Loss from discontinued operations	(0.01)	(0.06)	(0.04)	(0.13)
Basic and diluted loss per share	$(0.05)	$(0.12)	$(0.10)	$(0.19)

Weighted average common shares (basic and diluted)	34,264	32,958	34,207	32,935

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2014

Unaudited
(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2014	34,114,603	$34	$282,702	$(33)	$(201,754)	$80,949

Exercise of options to purchase common stock ($.40- $22.74 per share)	168,197	—	1,417	—	—	1,417

Share-based payment-director services ($7.73 per share)	27,000	—	403	—	—	403

Share-based payment-employee compensation	—	—	1,134	—	—	1,134

Net loss	—	—	—	—	(3,250)	(3,250)

Unrealized gain on investments available for sale	—	—	—	105	—	105

Windfall tax benefit from stock-based compensation	—	—	89	—	—	89

Balance at June 30, 2014	34,309,800	$34	$285,745	$72	$(205,004)	$80,847

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS

Unaudited
(amount in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Continuing operations
Loss from continuing operations	$(2,039)	$(2,108)
Adjustments to reconcile loss from continuing operations to net cash used in operations of continuing operations:
Unrealized loss on trading securities	1,502	—
Depreciation and amortization	441	271
Non cash share-based payments	1,537	766
Provision for bad debts	50	(25)
Changes in operating assets and liabilities:
Accounts receivable	(9,481)	(3,349)
Inventory	(3,611)	(418)
Prepaid expenses, and other current assets	(208)	247
Lease reserves	(53)	—
Accounts payable, accrued expenses, and other current liabilities	3,195	1,750
Net cash used in operating activities of continuing operations	(8,667)	(2,866)
Discontinued operations
Loss from discontinued operations	(1,211)	(4,383)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Depreciation and amortization	—	98
Changes in operating assets and liabilities:
Accounts receivable and other current assets	91	31
Accounts payable and accrued expenses	(57)	38
Net cash used in operations of discontinued operations	(1,177)	(4,216)

Net cash used in operating activities	(9,844)	(7,082)

Cash flows from investing activities:
Purchases of property and equipment	(440)	(298)
Proceeds from sale of discontinued operations, net	15,000	—
Proceeds from sale of investments available for sale	8,307	6,600
Purchases of investments available for sale	(14,285)	(54)
Net cash provided by investing activities	8,582	6,248

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	(22)
Restricted cash	20	—
Proceeds from the exercise of options to purchase common stock	1,417	581
Windfall benefit from stock-based compensation	89	—
Net cash provided by financing activities	1,504	559

Net increase (decrease) in cash	242	(275)
Cash at beginning of period	2,416	1,854

Cash at end of period	$2,658	$1,579

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1.  Description of Business and Significant Accounting Policies

Description of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading stem cell regenerative medicine company focused on developing and marketing products in the wound, orthopedic, and sports medicine markets.

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

Our Biosurgery business has continued to grow since its inception, and we have increased our organizational focus on the development and commercialization of products in this segment. Consistent with this organizational focus, as discussed further in Note 2— Discontinued Operations, on October 10, 2013, we entered into a Purchase Agreement to sell our Therapeutics segment, including all of our culture expanded mesenchymal stem cell business, including Prochymal and other related assets. We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction, and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented. Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

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

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1.              Description of Business and Significant Accounting Policies - continued

Investments Available for Sale

Investments available for sale consist primarily of marketable securities with maturities less than one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income. All realized gains and losses on our investments available for sale are recognized in results of operations as Other income (expense), net.

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

Our only derivative instrument is the price protection guarantee regarding the payment received in restricted shares of Mesoblast stock.  We do not hold derivative financial instruments for trading purposes.

Restricted Cash

We periodically are required under the terms of various agreements to provide letters of credit which are collateralized by cash deposits. The restricted cash relates to a letter of credit that we caused to be issued in lieu of a security deposit under the operating lease for our Columbia, Maryland facility.

Trade Accounts Receivable

Trade accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of June 30, 2014 and December 31, 2013, accounts receivable in the accompanying balance sheets are reported net of a $128,000 and $78,000 allowance for doubtful accounts, respectively. We believe the reported amounts are fully collectible. Trade accounts receivable balances are not collateralized. We incurred $50,000 of bad debt expense in the first half of fiscal 2014. We did not incur any bad debts expense in the first half of fiscal 2013.

Other Receivables

Other receivables include reimbursements due us from Mesoblast for goods and services provided to them in connection with the Transition Services Agreement entered into as part of the sale transaction.  The Transition Services Agreement has been extended so that we will provide some services to Mesoblast through October 10, 2014, and will continue to be reimbursed for the costs incurred. Other receivables also include accrued interest from the company’s investments and federal income tax refunds expected.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Valuation of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the first half of fiscal 2014 or during fiscal year 2013.

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

Revenues from research licenses associated with our former Therapeutics business were recognized as earned upon either the incurring of reimbursable expenses directly related to the particular research plan or the completion of certain development milestones as defined within the terms of the agreement. Payments received in advance of research performance were designated as deferred revenue. Non-refundable upfront license fees and certain other related fees associated with our former Therapeutics business were recognized on a straight-line basis over the development periods of the contract deliverables. Fees associated with substantive at risk performance based milestones are recognized as revenue upon their completion, as defined in the respective agreements. Incidental assignment of technology rights were recognized as revenue when and if it was earned and received.

Research and Development Costs

We expense internal and external research and development (“R&D”) costs, including costs of funded R&D arrangements and the manufacture of clinical batches of Biosurgery products used in clinical trials, in the period incurred.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At June 30, 2014 and December 31, 2013 we had no accruals for interest or penalties related to income tax matters.

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

Diluted loss per common share for the three and six months ended June 30, 2014 excludes all 1,536,945 of our outstanding options as of that date, as their impact on our net loss is anti-dilutive.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and all changes in equity from non-stockholder sources, which consist of changes in unrealized gains and losses on investments.

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.

We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Trade accounts receivable in the accompanying balance sheets consist primarily of amounts due from end user customers and distributors of our Biosurgery products within the United States. During the first half of fiscal 2014 and 2013, revenues from one of the distributors of our Biosurgery products, Stability Biologics, comprised approximately 11% and 43%, respectively, of our total Biosurgery product revenues. As of June 30, 2014 and December 31, 2013, receivables from this distributor comprised 11% and 57%, respectively, of our trade receivables. We expect all of our reported receivables to be fully collected. As discussed under “Trade Accounts Receivable,” we have incurred $50,000 bad debt expense for the three months ended June 30, 2014. We did not incur any bad debts expense in the first half of fiscal 2013.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

1.  Description of Business and Significant Accounting Policies - continued

Recently Adopted Accounting Guidance at June 30, 2014

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017.  Early adoption is not permitted.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial position, results of operations and cash flows.

2. Discontinued Operations

On October 10, 2013, we entered into a Purchase Agreement with a wholly-owned subsidiary of Mesoblast Limited, pursuant to the terms of which we sold our culture expanded mesenchymal stem cell (ceMSC) business, including Prochymal and other related assets. The Purchase Agreement provides for payment to us of $50.0million in initial consideration, and payment of up to an additional $50.0 million upon the achievement by Mesoblast of certain clinical and regulatory milestones. Additionally, we will be entitled to earn low single to double digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired ceMSC technology.

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

Of the $50 million in total initial consideration, we had received at December 31, 2013, payments of $20 million in cash, and $15 million in Mesoblast ordinary shares, which were delivered to us upon completed delivery of the ceMSC assets.  The remaining $15 million of the initial consideration was received in cash on April 9, 2014.  The Mesoblast shares received by us are subject to a one year holding period from the date of receipt, but are afforded limited downside protection for a drop in the Mesoblast share price over the holding period.  We have evaluated this downside protection, and determined that it meets the criteria of a derivative instrument.  The fair value of the protection at the time of the disposition of our Therapeutics business was $1.7 million.  We recognized the price protection derivative as an asset at June 30, 2014 and December 31, 2013 at its then fair value of $3.2 million and $1.7 million respectively. The initial $1.7 million value of the derivative was reflected in the calculation of the gain on sale of the Therapeutics business.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

2. Discontinued Operations - continued

Our ability to receive the second $50.0 million is subject to satisfaction of the milestones indicated above, all of which are largely dependent upon the clinical and regulatory success of Mesoblast and other factors not in our control. These include many, if not all, of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast, including product development, efficacy and regulatory risks. We have received no such payments thus far, nor do we have any expectation of receiving any such payments in the foreseeable future. Our ability to earn royalties from Mesoblast is subject to these same risks and will require performance by Mesoblast that results in its meeting some or all of the milestones referred to above, and is thereafter also dependent upon the commercial success of Mesoblast’s ceMSC business. Royalties, if any, are payable to us in cash. Any portion of the second $50.0 million that becomes payable to us will be payable, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares.  Any such Mesoblast ordinary shares that we receive will also be subject to a one year holding period, with the same limited downside protection described above.

We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

As a result of the disposal of our Therapeutics segment, we have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods presented.  Our only continuing involvement in our former Therapeutics business is to wind down our prior research and development activities and to assist Mesoblast in absorbing this business under a Transition Services Agreement entered into as part of the Purchase Agreement. The only continuing cash flows to us related to our former Therapeutics business will be the contingent consideration and royalties provided for under the purchase agreement, as described above.  We received no such contingent payments or royalties in the second quarter of fiscal 2014 or full fiscal year 2013.

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

The net assets allocable to the Therapeutics business at June 30, 2014 and December 31, 2013 were as follows:

	June 30,2014	December 31, 2013
	($000s)	($000s)

Current assets:
Accounts receivable	$—	$91
Current liabilities:
Accounts payable and accrued expenses	$—	$57

Summarized operating results of discontinued operations are as follows:

	($000s)		($000s)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue from collaborative research agreements and royalties	$150	$135	$150	$322

Operating expenses:
Research and development	104	2,196	$177	4,220
Selling, general and administrative	72	241	587	485
	176	2,437	764	4,705

Loss income from discontinued operations before income tax expense	(26)	(2,302)	(614)	(4,383)
Income tax expense (benefit)	431	(358)	597	—

Loss income from discontinued operations	$(457)	$(1,944)	$(1,211)	$(4,383)

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

4. Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31,
	2014	2013
	(000s)	(000s)
Laboratory and manufacturing equipment	$975	$663
Computer hardware, furniture and fixtures	1,067	899
Leased assets	228	228
Leasehold improvements	4,260	4,260
	6,530	6,050
Accumulated depreciation and amortization	(4,635)	(4,154)
Property and equipment, net	$1,895	$1,896

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

5. Inventory

As of June 30, 2014 and December 31, 2013, inventory for our Biosurgery business consists of the following:

	June 30,2014	December 31,2013
	($000)	($000)
Inventory
Raw materials and supplies	$575	$387
Work-in-process	519	22
Finished goods	4,446	1,520
Total Biosurgery inventory	$5,540	$1,929

Prior to the transaction described in Note 2—Discontinued Operations, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

6. Share-Based Compensation

In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and 2010, and amended it further in 2012, in each case to, among other things, increase the number of shares available for grant. Most recently, as our 2014 Annual Meeting of Stockholders, held on May 6, 2014, an amendment to the Amended and Restated 2006 Omnibus Plan was approved that, among other things, increased the maximum number of shares that may be awarded under the Plan to 3,000,000 shares. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At June 30, 2014, there were 621,406 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

In connection with the stock options exercised during the three months ended June 30, 2014, we received cash proceeds of $1,417,000. At June 30, 2014,  there was $4.0 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized through fiscal 2018.

A summary of stock option activity for the three months ended June 30, 2014 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Life	(in thousands)
Outstanding at January 1, 2014	1,233,767	$10.61	6.3-years	$2,224
Granted	739,000	$14.98		$—
Exercised	(168,197)	$8.43		$1,083
Forfeited or canceled	(267,625)	$17.30		$430
Balance, June 30, 2014	1,536,945	$11.79	8.0-years	$6,458

Exercisable at June 30, 2014	440,425	$10.14	5.1-years	$2,789

The weighted fair value of options granted during the six months ended June 30, 2014 was $7.85 per share.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

7. Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events (including discontinued operations) during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.  For the six months ended June 30, 2014 and 2013, there was no income tax expense or benefit from continuing operations due to losses from both continuing operations and discontinued operations for which no benefit was provided.

8. Investments Available for Sale

Investments available for sale consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	($000s)				($000s)
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$(28)	$—	$—	$(28)	$655	$—	$—	$655
Corporate debt securities & commercial paper	$15,425	$53	$(6)	$15,472	$6,354	$23	$(10)	$6,367
	$15,397	$53	$(6)	$15,444	$7,009	$23	$(10)	$7,022
Investments:
Municipal securities	$13,539	$30	$(27)	$13,542	$12,507	$9	$(24)	$12,492
Agency obligations	$—	$—	$—	$—	$6,704	$5	$(35)	$6,674
Mutual Funds	$7,111	$27	$(12)	$7,126	$4,076			$4,076
US & International government agencies	$9,640	$7	$—	$9,647	$9,244	$—	$—	$9,244
	$30,290	$64	$(39)	$30,315	$32,531	$14	$(59)	$32,486

Investments available for sale	$45,687	$117	$(45)	$45,759	$39,540	$37	$(69)	$39,508

The cash equivalents at June 30, 2014 was negative and reflects the investment advisor’s over subscription of other investments for several days.  The cash equivalents at December 31, 2013 represent highly liquid investments with maturities of three months or less when purchased that are held in our brokerage investment accounts.  They are classified as investments available for sale as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future.

The following table summarizes maturities of our investments available for sale as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3-months	$1,680	$1,707	$12,663	$12,664
Between 3—12 months	5,247	5,256	1,623	1,610
More than 1 year	38,760	38,796	25,254	25,234
Investments available for sale	$45,687	$45,759	$39,540	$39,508

Realized gains and investment income earned on investments available for sale were $148,000 and $55,000, respectively, for the six months ended June 30, 2014 and 2013, and have been included as a component of “Other income, net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

9. Fair Value - continued

There have been no other transfers in and out of Level 3. The following table represents a rollforward of the fair value of Level 3 instruments, comprised solely of the limited price protection derivative related to the Mesoblast stock issued to us in connection with the sale of our former Therapeutics business:

June 30, 2014
($000s)

Balance at December 31, 2013	$1,685
Change in Fair Value	1,475
Balance at June 30, 2014	$3,160

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments available for sale
Cash & Cash Equivalents	$(28)	$—	$—	$(28)
Investments: Available for Sale Securities
Government Obligations	$—	$9,647	$—	$9,647
Mutual Funds	—	7,126	—	7,126
Agency Obligations	$—	$—	$—	$—
Corporate Debt Securities & Commercial Paper	—	15,472	—	15,472
Municipal Securities	$—	$13,542	$—	$13,542

Investments available for sale	$(28)	$45,787	$—	$45,759

Derivative and securities received in business disposition
Restricted shares of Mesoblast common stock	$12,424	$—	$—	$12,424
Price protection on restricted Mesoblast shares	—	—	3,160	3,160

Derivative and securities received in business disposition	$12,424	$—	$3,160	$15,584

Total assets	$12,396	$45,787	$3,160	$61,343

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

9. Fair Value — continued

	December 31, 2013
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments available for sale
Cash & Cash Equivalents	$655	$—	$—	$655
Investments: Available for Sale Securities
Government Obligations	$—	$9,244	$—	$9,244
Mutual Funds	—	4,076	—	4,076
Agency Obligations	$—	$6,675	$—	$6,675
Corporate Debt Securities & Commercial Paper	—	6,367	—	6,367
Municipal Securities	$—	$12,491	$—	$12,491

Investments available for sale	$655	$38,853	$—	$39,508

Derivative and securities received in business disposition
Restricted shares of Mesoblast common stock	$15,401	$—	$—	$15,401
Price protection on restricted Mesoblast shares	—	—	1,685	1,685

Derivative and securities received in business disposition	$—	$15,401	$1,685	$17,086

Total assets	$655	$54,254	$1,685	$56,594

10. Subsequent Events

We evaluated our June 30, 2014 financial statements for subsequent events through the date the consolidated financial statements were issued.  We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements. Furthermore, there have been no material changes, outside of the normal course of business, to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2013, and our unaudited condensed financial statements for the three month period ended June 30, 2014 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during this periods and since then to date.

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

Company Overview

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three and six months ended June 30, 2014 and 2013 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in “Item 1. Financial Statements.”

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

We are a leading stem cell regenerative medicine company headquartered in Columbia, Maryland and focused on developing and marketing products to treat conditions in the wound care, orthopedic and sports medicine markets. We currently market and distribute Grafix and Ovation for acute and chronic wounds, Cartiform, a viable cartilage mesh for cartilage repair, and OvationOS, a viable bone matrix for bone growth. We believe our products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation.

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

Financial Operations Overview

Revenue

We produce human tissue-based products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as through the efforts of employee sales personnel. We presently produce and distribute Grafix and Ovation for acute and chronic wounds, Cartiform, a viable cartilage mesh for cartilage repair, and OvationOS for bone growth. All of these products are cryo-preserved and stored in special freezers at -80 degrees Celsius. Customers have the product shipped to them on dry ice. Legal title usually passes to the customer when the product leaves our shipping dock. We do have consignment inventory at certain hospital sites and in those situations, title instead passes to the customer when the product is used in a surgical procedure. Due to the nature of the products and the manufacturing process, we generally do not allow sales returns.

During the third quarter of fiscal 2010, we launched Grafix for limited commercial distribution, as the first product in our then newly established Biosurgery business. We began distribution of a second Biosurgery product, Ovation, in early fiscal 2011.  These products follow our first generation Biosurgery product, Osteocel, which we sold to Nuvasive, Inc. in 2008 for approximately $80 million in aggregate consideration.  We have continued to increase our distribution volume for Grafix and our other current Biosurgery products throughout fiscal 2011, 2012 and 2013, and continuing during the second quarter of fiscal 2014, both through in-house personnel as well as through our expanding distributor network. The increase in product revenue and gross profit since commercial launch is due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of Biosurgery products in the foreseeable future.

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

Consistent with our historic focus on the development of biologic drug candidates with potential uses in multiple indications, many of our historic costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2014, we incurred aggregate research and development costs of approximately $438 million.

Biosurgery research and development expenses for the comparable periods were $1.1 million during each of the second quarters of fiscal 2014 and 2013, which includes costs incurred for a study, Protocol 302, which began during the second quarter of Fiscal 2012 and was designed to allow for the collection of data necessary to obtain the permanent HCPCS Q-codes for Grafix, which are required for Medicare and Medicaid reimbursement when treatment is performed in the outpatient setting.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs associated with our selling and marketing efforts and well as our general management, including salaries, sales commissions, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. Generally, we have experienced a decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense. During the first half of fiscal 2014, we added 83 employees, increasing our total internal sales force and customer service representatives to approximately 75 employees. We expect future expense increases to continue as a result of hiring additional operational, financial, accounting, facilities engineering and information systems personnel, as we continue to increase our distribution efforts for of our Biosurgery products. We did not experience any significant reductions in our general and administrative expenses as the result of the sale of our Therapeutics business.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the six months ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Product Revenues & Gross Profit

During the second quarter of fiscal 2014, our revenue from product distribution more than doubled to $13.3 million, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of both Grafix and Ovation, and during the second quarter of fiscal 2014 we realized product revenue from the limited distribution of OvationOS, a viable bone matrix for bone growth, and Cartiform, a viable cartilage mesh for cartilage repair. Although revenue from the distribution of these two new products is still account for only a small percentage of our total product revenue, we believe OvationOS and Cartiform will contribute to our future growth and are complementary products to both Grafix and Ovation, simplifying the sales efforts.  Our gross profit increased in the second quarter of fiscal 2014 to 78% compared to 72% in the comparable period of the prior year, primarily as the result of operational efficiencies as we more heavily utilize our production facilities. During the second quarter of fiscal 2014, we started to operate our manufacturing facilities at our Columbia, Maryland location using two shifts.  We have manufacturing capacity to facilitate further growth without substantial increases in our clean room and manufacturing facilities.

Research and Development Expenses

Research and development expenses in the second quarter of fiscal 2014 were $1,055,000 compared to $1,132,000 in the same period of fiscal 2013. The reduction in R&D expenses reflect the completion of our Protocol 302 study evaluating the efficacy of Grafix for the treatment of diabetic foot ulcers compared to the standard of care.  We expect to start further studies of Grafix in additional indications during fiscal 2014, and our R&D costs are expected to increase over the second quarter experience.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $9.3 million during the second quarter of fiscal 2014 compared to $4.2 million in the same period of fiscal 2013.  The significant majority of these cost increases were incurred in sales and marketing efforts to increase our product distribution and to build up our infrastructure in the areas of reimbursement for public and private health care providers.  During the second quarter of fiscal 2014, we continued to increase the size of our in-house direct sales force for Grafix, and invested in training and more extensive product support capabilities.  We also completed our team of reimbursement specialists. Selling, general and administrative costs were 70.3% of product revenue in the second quarter of fiscal 2014 compared to 78.6% during the same period in fiscal 2013.  We will continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2014 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the second quarter of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $25,000, together with the unrealized loss of approximately $2.5 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $1.2 million increase in the fair value of the derivative from the limited price protection afforded us on the Mesoblast stock.  We carry the Mesoblast stock and the related derivative as Trading Securities.  The derivative is valued at approximately $3.2 million at the end of the second quarter of fiscal 2014.  This amount will be fully amortized into Other income (expense), net by the time the restriction on our ability to sell the Mesoblast stock lapses in December 2014. The fair market value of the Mesoblast stock at June 30, 2014 was $12.4 million. Other Income (Expense), Net in the same period of fiscal 2013 consisted solely of the net investment gains on our investments available for sale.

Income Taxes

Due to taxable income expected from discontinued operations for income tax accounting purposes and a decrease in the forecasted net loss from continuing operations, we recognized an income tax expense for both continuing and discontinued operations in the three months ended June 30, 2014.  In fiscal 2014, we will utilize our remaining $3.5 million of net operating losses and begin to use part of our $74 million of tax credits to offset the taxable income tax from discontinued operations.  We will maintain our full valuation allowance until operations from our Biosurgery business (continuing operations) provides evidence of sufficient future earnings.  For the three months ending June 30, 2013, there was a tax expense recognized to reverse the tax benefit recorded in three months ended March 31, 2013. The 2013 tax expense related to discontinued operations will be reflected in the period in which the gain from the discontinued operations was recognized.

Comparison of Six Months Ended June 30, 2014 and 2013

Product Revenues & Gross Profit

During the first six months of fiscal 2014, our revenue from product distribution more than doubled to $23.3 million, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of both Grafix and Ovation, and during the second quarter of fiscal 2014 we realized product revenue from the limited distribution of OvationOS, a viable bone matrix for bone growth, and Cartiform, a viable cartilage mesh for cartilage repair. Our gross profit increased in the first six months of fiscal 2014 to 78% compared to 72% in the comparable period of the prior year, primarily as the result of operational efficiencies as we more heavily utilize our production facilities. During the second quarter of fiscal 2014, we started to operate our production facilities at our Columbia, Maryland location using two shifts.  We have production capacity to facilitate further growth without substantial increases in our clean room and production facilities.

Research and Development Expenses

Research and development expenses in the first six months of fiscal 2014 were $1.7 million compared to $2.1 million in the same period of fiscal 2013. The reduction in R&D expenses reflect the completion of our Protocol 302 study evaluating the efficacy of Grafix for the treatment of diabetic foot ulcers compared to the standard of care.  We expect to start further studies of Grafix in additional indications during the second half of fiscal 2014, and our R&D costs are expected to increase over the second quarter experience.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $16.6 million during the first six months of fiscal 2014 compared to $6.6 million in the same period of fiscal 2013.  The significant majority of these cost increases were incurred in sales and marketing efforts to increase our product distribution and to build up our infrastructure in the areas of reimbursement for public and private health care providers.  During the first six months of fiscal 2014, we continued to increase the size of our in-house direct sales force for Grafix, and invested in training and more extensive product support capabilities.  We also added personnel to our team of reimbursement specialists. Selling, general and administrative costs were 71.0% of product revenue in the first half of fiscal 2014 compared to 70.2% during the same period in fiscal 2013.  We will continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2014 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the first half of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $79,000, together with the unrealized loss of approximately $3.0 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $1.2 million increase in the fair value of the derivative from the limited price protection afforded us on the Mesoblast stock.  We carry the Mesoblast stock and the related derivative as Trading Securities.  Other Income (Expense), Net in the same period of fiscal 2013 consisted solely of the net investment gains on our investments available for sale.

Income Taxes

Due to taxable income expected from both continuing and discontinued operations for income tax accounting purposes, we recognized an income tax expense for discontinued operations for the six months ended June 30, 2014.  There was no income tax expense recognized for continuing operations since there are sufficient tax credits available to offset expected taxable income for the year.  In fiscal 2014, we will utilize our remaining $3.5 million of net operating losses and begin to use part of our $74 million of tax credits to offset the taxable income tax from discontinued operations.  We will maintain our full valuation allowance until operations from our Biosurgery business (continuing operations) provides evidence of sufficient future earnings.  There was no tax expense recognized for the six months ending June 30, 2013 due to taxable losses from both continuing discontinued operations for which no benefit was provided.

Liquidity and Capital Resources

Liquidity

At June 30, 2014, we had $2.7 million in cash and $45.8 million in investments available for sale. Trading securities include $15 million of Mesoblast stock which we will be able to sell starting in December 2014. At June 30, 2014, the fair market value of the Mesoblast stock was $12.4 million and we recognized a $2.6 million decrease in the market value as a component of Other income (expense) net. We have not had any outstanding debt at any time since fiscal 2008.

Cash Flow

Net cash used in operating activities of continuing operations during the first half of fiscal 2014 was $8.7 million, and primarily reflects our net loss from continuing operations of $2.0 million, net increases in our trade receivables and inventory, partially offset by non cash charges.

Net cash used in operating activities of continuing operations during the first half of fiscal 2013 was $2.9 million, and reflects our net loss of $2.1 million, and net increases in our trade receivables and inventory, partially offset by non cash charges.

Net cash provided by investing activities was $8.6 million and $6.3 million, respectively, during first half of fiscal 2014 and 2013, and in each year primarily reflects proceeds from the sales of our investments to fund our operations.

Net cash provided by financing activities was $1.5 million and $559,000, respectively, during first half of fiscal 2014 and 2013. The cash provided by financing activities is primarily the net proceeds from the exercise of stock options by our employees.

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

Derivative Instruments

Generally, we do not enter into hedging or derivative instrument arrangements. In connection with the sale of our Therapeutics business, we did receive $15 million of Mesoblast Limited ordinary shares which are restricted from sale for a period of twelve months.  Mesoblast has provided us with limited price protection in the event that the value of the shares when the restrictive period expires is lower than the price when the shares were issued.  In the event the price is lower, Mesoblast is obligated to pay us the difference, 50% of which will be in cash and the balance in either cash or additional Mesoblast shares, at the sole discretion of Mesoblast.  In the event Mesoblast issues additional shares in this regard, the new shares would be subject to a new twelve month restriction period, but would not have price protection. We account for this price protection as a derivative instrument.

Equity Price Risk and Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the second quarter of fiscal 2014 or 2013, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, our management determined that our processes, procedures and controls related to financial reporting were not effective to ensure effective oversight of the work performed by, and the accuracy of financial information or professional conclusions provided by, third-party tax advisors, regarding components of the income tax provision calculation (specifically the allocation between continuing and discontinuing operations), given a one-time significant transaction of disposing of a business segment. This occurred notwithstanding that we had retained a nationally known outside public accounting firm, which we understand to be PCAOB certified, to advise us on, and to analyze and to perform the tax accounting functions related to, these matters. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, and as of June 30, 2014 had not determined to have been remediated..

Notwithstanding the identified material weakness described above, management believes that the financial statements and other financial information included in this report present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States.

With the oversight of our management and the audit committee of our board of directors, we have since taken steps and plan to take additional measures to remediate the underlying causes of the material weakness described above. Because the identified material weakness has not yet been remediated, however, this control deficiency could result in a material misstatement of the financial statements that would not be prevented or detected. See the risk factor in our 2013 Form 10-K contained in Part I, Item 1A under the heading “Risk Factors—We have identified a material weakness in our internal control over financial reporting and we may be unable to develop, implement and maintain appropriate controls in future periods. If the material weakness is not remediated, then it could result in a material misstatement to the financial statements.”

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 11, 2014	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)