Form 10-Q
period 2014-09-30
OSIRIS THERAPEUTICS, INC.
filed 2014-11-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common Stock, par value $0.001 per share	34,320,050

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements — Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$946	$2,416
Investments available for sale	42,349	39,508
Trading securities	15,060	17,086
Trade accounts receivable, net of reserves	21,446	7,459
Other receivables	474	15,265
Inventory	8,840	1,929
Prepaid expenses and other current assets	489	355
Current assets of discontinued operations	—	91
Total current assets	89,604	84,109

Property and equipment, net	2,012	1,896
Deferred tax asset	—	5,849
Restricted cash	—	243
Other assets	96	—
Total assets	$91,712	$92,097

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$9,276	$4,842
Capital lease obligations, current portion	45	45
Deferred tax liability	—	5,849
Current liabilities of discontinued operations	—	57
Total current liabilities	9,321	10,793

Other long-term liabilities	276	355

Total liabilities	9,597	11,148

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 34,320 shares outstanding - 2014, 34,115 shares outstanding - 2013	35	34
Additional paid-in-capital	286,397	282,702
Accumulated other comprehensive (loss) income	42	(33)
Accumulated deficit	(204,359)	(201,754)
Total stockholders’ equity	82,115	80,949
Total liabilities and stockholders’ equity	$91,712	$92,097

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Product revenues	$17,204	$6,882	$40,548	$16,228
Cost of product revenues	3,785	1,858	8,921	4,475
Gross profit	13,419	5,024	31,627	11,753

Operating expenses:
Research and development	1,207	885	2,932	2,503
Selling, general and administrative	10,943	4,024	27,515	8,961
Fees paid to related parties	50	—	235	62
Share based compensation to related parties	—	—	403	180
	12,200	4,909	31,085	11,706

Income from operations	1,219	115	542	47

Other income (expense), net	(405)	26	(1,763)	80

Income (loss) from continuing operations, before income taxes	814	141	(1,221)	127

Income tax expense	(104)	—	(104)	—

Income (loss) from continuing operations	710	141	(1,325)	127

Discontinued operations:

Loss from operations of discontinued operations, net of income taxes of $75 and $672, respectively, for the three months and nine months ended September 30, 2014 and $0 for the three months and nine months ended September 30, 2013, respectively.

Loss from discontinued operations	(65)	(1,818)	(1,280)	(8,295)

Net income (loss)	645	(1,677)	(2,605)	(8,168)

Other comprehensive income (loss)
Unrealized gain (loss) on investments available for sale	(30)	(3)	75	(69)

Comprehensive income (loss)	$615	$(1,680)	$(2,530)	$(8,237)

Basic income (loss) per share
Income (loss) from continuing operations	$0.02	$(0.00)	$(0.04)	$0.00
Loss from discontinued operations	(0.00)	(0.05)	(0.04)	(0.25)
Basic income (loss) per share	$0.02	$(0.05)	$(0.08)	$(0.25)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.02	$0.00	$(0.04)	$0.00
Loss from discontinued operations	(0.00)	(0.05)	(0.04)	(0.25)
Diluted income (loss) per share	$0.02	$(0.05)	$(0.08)	$(0.25)

Weighted average common shares (basic)	34,314	33,417	34,243	33,097

Weighted average common shares (diluted)	34,662	34,305	34,243	33,823

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at January 1, 2014	34,114,603	$34	$282,702	$(33)	$(201,754)	$80,949

Exercise of options to purchase common stock ($0.40 - $14.19 per share)	178,447	1	1,440	—	—	1,441

Share-based compensation - director services ($14.93 per share)	27,000	—	403	—	—	403

Share-based compensation - employees	—	—	1,781	—	—	1,781

Net loss	—	—	—	—	(2,605)	(2,605)

Unrealized gain on investments available for sale	—	—	—	75	—	75

Windfall tax benefit from stock-based compensation	—	—	71	—	—	71

Balance at September 30, 2014	34,320,050	$35	$286,397	$42	$(204,359)	$82,115

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

Unaudited
(amount in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$(1,325)	$127
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations of continuing operations:
Unrealized loss on trading securities	2,026	—
Depreciation and amortization	685	273
Non cash share-based compensation	2,184	471
Provision for bad debts	(250)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,737)	(3,919)
Inventory	(6,911)	(394)
Prepaid expenses, and other current assets	(343)	(36)
Deferred rent	(45)	—
Accounts payable, accrued expenses, and other current liabilities	4,434	1,493
Net cash used in operating activities of continuing operations	(13,282)	(1,985)
Discontinued operations
Loss from discontinued operations	(1,280)	(8,295)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Non cash impact of the sale of discontinued operations	—	3,500
Depreciation and amortization	—	283
Non cash share-based compensation	—	568
Changes in operating assets and liabilities:
Accounts receivable and other current assets	91	(38)
Accounts payable and accrued expenses	(57)	(2,440)
Net cash used in operations of discontinued operations	(1,246)	(6,422)

Net cash used in operating activities	(14,528)	(8,407)

Cash flows from investing activities:
Purchases of property and equipment	(801)	(454)
Proceeds from sale of discontinued operations, net	15,000	—
Proceeds from sale of investments available for sale	10,234	8,286
Purchases of investments available for sale	(13,000)	(2,581)
Net cash provided by investing activities	11,433	5,251

Cash flows from financing activities:
Principal payments on capital lease obligations	(34)	(33)
Restricted cash	147	74
Proceeds from the exercise of options to purchase common stock	1,441	3,062
Windfall benefit from stock-based compensation	71	—
Net cash provided by financing activities	1,625	3,103

Net decrease in cash	(1,470)	(53)
Cash at beginning of period	2,416	1,854

Cash at end of period	$946	$1,801

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.              Description of Business and Significant Accounting Policies

Description of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading cellular and regenerative medicine company focused on developing and marketing products to treat conditions in the wound care, orthopaedics, and sports medicine markets.

From 2010 to 2013, we operated our business in two segments, Biosurgery and Therapeutics. We now operate only our Biosurgery business, as a result of the sale of our Therapeutics segment assets in the fourth quarter of 2013, as further discussed below. Our Biosurgery business focuses on products, that seeks to harness the ability of cells and novel constructs to promote the body’s natural healing for wound care, cartilage repair, and orthopaedics. Until it was sold, our Therapeutics business focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow.

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

Cash and Cash Equivalents

Amounts listed as cash on our balance sheets are maintained in depository accounts at a commercial bank. Cash and cash equivalents, which include highly liquid investments with maturities of three months or less when purchased, held in our brokerage investment accounts, are classified as investments available for sale, as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future, and are disclosed at fair value, which approximates cost.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Mesoblast stock is subject to limited price protection for the one-year required holding period. To the extent the value of those shares decreases during the holding period, Mesoblast is required to pay us for the decrease in value.  This payment is to be made at least one half in cash and, at the option of Mesoblast, up to one half in additional shares of Mesoblast stock. Any additional Mesoblast stock will also have to be held for one year during which period there is no further price protection. The price protection is accounted for as a derivative under ASC 815, Derivatives and Hedging, and, as such, is recorded on the balance sheet at fair value, with changes in value recognized in Other income (expense), net. We have elected to measure the Mesoblast stock at fair value with changes in fair value reflected in Other income (expense), net, as permitted under ASC 825-10, Financial Instruments — Fair Value Option.

Our only derivative instrument is the price protection guarantee regarding the payment received in restricted shares of Mesoblast stock.  We do not hold derivative financial instruments for trading purposes.

Restricted Cash

We periodically are required under the terms of various agreements to provide letters of credit which are collateralized by cash deposits. During the fiscal quarter ended September 30, 2014, we amended our lease agreement to replace the $220,000 letter of credit with a $96,000 cash deposit and eliminated all restricted cash.

Trade Accounts Receivable

Trade accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of September 30, 2014 and December 31, 2013, accounts receivable in the accompanying balance sheets are reported net of a $328,000 and $78,000 allowance for doubtful accounts, respectively. We believe the reported amounts are fully collectible. Trade accounts receivable balances are not collateralized. We incurred $250,000 of bad debt expense in the first nine months of fiscal 2014. We did not incur any bad debts expense in the first nine months of fiscal 2013.

Other Receivables

Other receivables include reimbursements due us from Mesoblast for goods and services provided to them in connection with the Transition Services Agreement entered into as part of the sale transaction.  The Transition Services Agreement has been extended so that we will provide some services to Mesoblast through October 10, 2014, and will continue to be reimbursed for the costs incurred. Other receivables also include accrued interest from the company’s investments and federal income tax refunds expected. At December 31, 2013, other receivables include a $15 million additional closing payment receivable from Mesoblast which was paid in April 2014.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Property and Equipment

Property and equipment, including improvements that extend useful lives, are valued at cost, while maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method, based on estimated useful lives ranging from three to seven years for furniture, equipment and internal use software. Leasehold improvements and assets under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

Valuation of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the first nine months of fiscal 2014 or during fiscal year 2013.

Biosurgery Revenue Recognition

We recognize revenue from product distribution when title passes to the customer.  Title usually passes when the product is shipped to the customer and leaves our loading dock.  In some situations, we store consigned inventory in freezers on site at hospital or clinic facilities, and title passes to the customer when the product is used in a surgical procedure.  In these instances we recognize the revenue upon notification of the completed surgical procedure.  We verify the condition and status of all consigned inventory on at least a quarterly basis.   Due to the nature of our products and the need to ensure they are maintained at the proper frozen temperature, we generally do not allow product returns.

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At September 30, 2014 and December 31, 2013 we had no accruals for interest or penalties related to income tax matters.

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

Diluted income per common share for the three months ended September 30, 2014 includes the dilutive impact of options equivalent to 348,350 shares.  Diluted loss per common share for the nine months ended September 30, 2014 excludes all 1,544,070 of our outstanding options as of that date, as their impact on our net loss is anti-dilutive.

Diluted loss per common share for the three and nine months ended September 30, 2013 excludes all 1,754,514 of our outstanding options as of that date, as their impact on our net loss is anti-dilutive.

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

We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Trade accounts receivable in the accompanying balance sheets consist primarily of amounts due from end user customers and distributors of our Biosurgery products within the United States. During the first nine months of fiscal 2014 and 2013, revenues from one of the distributors of our Biosurgery products, Stability Biologics, comprised approximately 9% and 37%, respectively, of our total Biosurgery product revenues. As of September 30, 2014 and December 31, 2013, receivables from this distributor comprised 11% and 57%, respectively, of our trade receivables. We expect all of our reported receivables to be fully collected. As discussed under “Trade Accounts Receivable,” we have incurred $250,000 bad debt expense for the nine months ended September 30, 2014. We did not incur any bad debts expense in the first nine months of fiscal 2013.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

1.              Description of Business and Significant Accounting Policies - continued

Recent Accounting Guidance at September 30, 2014

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU was adopted at January 1, 2014. This ASU did not have an impact on our financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.  The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017.  Early adoption is not permitted.  The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application.  We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed financial position, results of operations and cash flows.

2.              Discontinued Operations

On October 10, 2013, we entered into a Purchase Agreement with a wholly-owned subsidiary of Mesoblast Limited, pursuant to the terms of which we sold our culture expanded mesenchymal stem cell (ceMSC) business, including Prochymal and other related assets. The Purchase Agreement provides for payment to us of $50.0 million in initial consideration, and payment of up to an additional $50.0 million upon the achievement by Mesoblast of certain clinical and regulatory milestones. Additionally, we will be entitled to earn single to low double digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired ceMSC technology.

The Purchase Agreement provides for the $50.0 million of initial payments and up to $50.0 million of contingent additional payments to us upon our achievement of milestone events, as follows:

	Amount
Milestone	($000)

Initial consideration
Letter of intent payments	$3,500
Initial closing payment	16,500
Additional closing payment, received in April 2014	15,000
Delivery of all scheduled assets under the Transfer Agreement	15,000	*
Total initial consideration	50,000

Contingent Consideration
First marketing authorization received in the U.S.	20,000
First marketing authorization received from France, Germany, or European Union.	10,000
Completion of the enrollment of the Phase 3 Crohn’s Trial or Mesoblast’s election to discontinue the trial	10,000
Receipt of final data for the Crohn’s trial or first marketing approval for Crohn’s	10,000
Total conditional consideration	50,000	*

Total possible purchase price	$100,000

* paid or payable in Mesoblast ordinary shares or cash, at Mesoblast’s discretion

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2.              Discontinued Operations - continued

Of the $50 million in total initial consideration, we had received at December 31, 2013, payments of $20 million in cash, and $15 million in Mesoblast ordinary shares, which were delivered to us upon completed delivery of the ceMSC assets.  The remaining $15 million of the initial consideration was received in cash on April 9, 2014.  The Mesoblast shares received by us are subject to a one-year holding period from the date of receipt, but are afforded limited downside protection for a drop in the Mesoblast share price over the holding period.  We have evaluated this downside protection, and determined that it meets the criteria of a derivative instrument.  The fair value of the protection at the time of the disposition of our Therapeutics business was $1.7 million.  We recognized the price protection derivative as an asset at September 30, 2014 and December 31, 2013 at its then fair value of $3.9 million and $1.7 million respectively. The initial $1.7 million value of the derivative was reflected in the calculation of the gain on sale of the Therapeutics business.

Our ability to receive the second $50.0 million is subject to satisfaction of the milestones indicated above, all of which are largely dependent upon the clinical and regulatory success of Mesoblast and other factors not in our control. These include many, if not all, of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast, including product development, efficacy and regulatory risks. We have received no such payments thus far, nor do we have any expectation of receiving any such payments in the foreseeable future. Our ability to earn royalties from Mesoblast is subject to these same risks and will require performance by Mesoblast that results in its meeting some or all of the milestones referred to above, and is thereafter also dependent upon the commercial success of Mesoblast’s ceMSC business. Royalties, if any, are payable to us in cash. Any portion of the second $50.0 million that becomes payable to us will be payable, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares.  Any such Mesoblast ordinary shares that we receive will also be subject to a one-year holding period, with the same limited downside protection described above.

We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

Our only continuing involvement in our former Therapeutics business is to wind down our prior research and development activities and to assist Mesoblast in absorbing this business under a Transition Services Agreement entered into as part of the Purchase Agreement. The only continuing cash flows to us related to our former Therapeutics business will be the contingent consideration plus royalties provided for under the Purchase Agreement, as described above.  We received no such contingent consideration or royalties to date (including in the third quarter) in fiscal 2014 or in fiscal year 2013.

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

The net assets allocable to the Therapeutics business at September 30, 2014 and December 31, 2013 were as follows:

	September 30,2014	December 31, 2013
	($000s)	($000s)

Current assets:
Accounts receivable	$—	$91
Current liabilities:
Accounts payable and accrued expenses	$—	$57

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

2.              Discontinued Operations — continued

Summarized operating results of discontinued operations are as follows:

	($000s)		($000s)
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue from collaborative research agreements and royalties	$69	$310	$219	$632

Operating expenses:
Research and development	59	1,326	$236	$6,017
Selling, general and administrative	—	802	591	2,910
	59	2,128	827	8,927

Loss income from discontinued operations before income tax expense	10	(1,818)	(608)	(8,295)
Income tax expense (benefit)	75	—	672	—

Loss income from discontinued operations	$(65)	$(1,818)	$(1,280)	$(8,295)

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

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound care, cartilage repair, and orthopaedics to harness the ability of cells and novel constructs to promote the body’s natural healing. We launched Grafix for commercial distribution in 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform and OvationOS during 2013.  We have continued to increase our overall distribution volume of these products since their respective commercial launches and are developing additional products for future commercialization.

We have, however, committed to the FDA that, before marketing Grafix for certain expanded indications, we would submit a Biologics License Application to the FDA and seek pre-marketing approval for such added indications; and we agreed to transition our Ovation product line from Ovation to OvationOS no later than in the second half of fiscal 2014.

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

Given the sale of our former Therapeutics segment, we now have only one operating segment.  As such, our financial statements present the assets, liabilities, and results of the former Therapeutics segment as discontinued operations for all periods presented, and our continuing operations now represent what was previously known as our Biosurgery segment.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

4.              Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31,
	2014	2013
	($000s)	($000s)
Laboratory and manufacturing equipment	$1,055	$663
Computer hardware, furniture and fixtures	1,304	899
Leased assets	228	228
Leasehold improvements	4,264	4,260
	6,851	6,050
Accumulated depreciation and amortization	(4,839)	(4,154)
Property and equipment, net	$2,012	$1,896

In September 2014, we entered into an amendment to the operating lease for our Columbia, Maryland facilities, extending the term of the lease through July 2023 and increasing the future minimum lease commitment by $9.0 million.  The lease amendment includes an allowance for tenant improvements of approximately $1.5 million that we expect to utilize to expand our manufacturing facilities and adjust our office space to accommodate our additional employees.

5.              Inventory

As of September 30, 2014 and December 31, 2013, inventory for our Biosurgery business consists of the following:

	September 30,2014	December 31,2013
	($000)	($000)
Inventory
Raw materials and supplies	$783	$387
Work-in-process	449	22
Finished goods	7,608	1,520
Total Biosurgery inventory	$8,840	$1,929

Prior to the transaction described in Note 2—Discontinued Operations, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

6.              Share-Based Compensation

In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and 2010, and amended it further in 2012, in each case to, among other things, increase the number of shares available for grant. Most recently, at our 2014 Annual Meeting of Stockholders, held on May 6, 2014, an amendment to the Amended and Restated 2006 Omnibus Plan was approved that, among other things, increased the maximum number of shares that may be awarded under the Plan to 3,000,000 shares. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At September 30, 2014, there were 604,031 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

In connection with stock options exercised during the nine months ended September 30, 2014, we received cash proceeds of $1.4 million. At September 30, 2014, there was $3.2 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized through fiscal 2018.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

6.              Share-Based Compensation - continued

A summary of stock option activity for the three months ended September 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Life	(in thousands)
Outstanding at January 1, 2014	1,233,767	$10.6047	5.8-years	$2,224
Granted	833,500	$14.8512		$—
Exercised	(178,447)	$8.0677		$1,203
Forfeited or Cancelled	(344,750)	$16.5109		$580

Balance, September 30, 2014	1,544,070	$11.8834	8.0-years	$3,472

Exercisable at September 30, 2014	420,695	$9.7244	5.2-years	$1,755

The weighted fair value of options granted during the nine Months ended September 30, 2014 was $7.77 per share.

7.              Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events (including discontinued operations) during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs. For the nine months ended September 30, 2014 and 2013, there was $104,000 and $0 income tax expense, respectively, from continuing operations.  The 2014 expense is due to federal alternative minimum tax and taxable income in jurisdictions for which there are no net operating loss carryovers available.  There was no expense recorded for 2013 due to losses from both continuing operations and discontinued operations for which no benefit was provided.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

8.              Investments Available for Sale

Investments available for sale consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	($000s)				($000s)
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$341	$—	$—	$341	$655	$—	$—	$655
Corporate debt securities & commercial paper	16,903	61	(2)	16,962	6,355	22	(10)	6,367
	17,244	61	(2)	17,303	7,010	22	(10)	7,022
Investments:
Municipal securities	13,493	20	(38)	13,475	12,507	9	(24)	12,492
Agency obligations	—	—	—	—	6,704	5	(35)	6,674
Mutual Funds	6,078	12	(16)	6,074	4,076			4,076
Common stock	—	—	—	—	—	—	—	—
US & International government agencies	5,492	5	—	5,497	9,244	—	—	9,244
	25,063	37	(54)	25,046	32,531	14	(59)	32,486

Investments available for sale	$42,307	$98	$(56)	$42,349	$39,541	$36	$(69)	$39,508

The cash equivalents at September 30, 2014 were negative and reflect the investment advisor’s over subscription of other investments for several days.  The cash equivalents at December 31, 2013 represent highly liquid investments with maturities of three months or less when purchased that are held in our brokerage investment accounts.  They are classified as investments available for sale as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future.

The following table summarizes maturities of our investments available for sale as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3 months	$1,355	$1,355	$12,663	$12,664
Between 3 and 12 months	9,542	9,555	1,623	1,610
More than 1 year	31,410	31,439	25,254	25,234
Investments available for sale	$42,307	$42,349	$39,540	$39,508

Realized gains and investment income earned on investments available for sale were $268,000 and $55,000, respectively, for the nine months ended September 30, 2014 and 2013, and have been included as a component of “Other income, net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

9.              Fair Value - continued

There have been no other transfers in and out of Level 3. The following table represents a rollforward of the fair value of Level 3 instruments, comprised solely of the limited price protection derivative related to the Mesoblast stock issued to us in connection with the sale of our former Therapeutics business:

September 30, 2014
($000s)
Balance at December 31, 2013	$1,685
Change in Fair Value	2,252
Balance at September 30, 2014	$3,937

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments available for sale
Cash & Cash Equivalents	$341	$—	$—	$341
Investments: Available for Sale Securities
Government Obligations	—	5,497	—	5,497
Mutual Funds	—	6,074	—	6,074
Agency Obligations	—	—	—	—
Corporate Debt Securities & Commercial Paper	—	16,961	—	16,961
Municipal Securities	—	13,476	—	13,476
Common Stock	—	—	—	—

Investments available for sale	341	42,008	—	42,349

Derivative and securities received in business disposition
Restricted shares of Mesoblast common stock	11,123	—	—	11,123
Price protection on restricted Mesoblast shares	—	—	3,937	3,937
Common Stock	—	—	—	—

Derivative and securities received in business disposition	11,123	—	3,937	15,060

Total assets	$11,464	$42,008	$3,937	$57,409

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

9.              Fair Value - continued

	December 31, 2013
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments available for sale
Cash & Cash Equivalents	$—	$—	$—	$655
Investments: Available for Sale Securities
Government Obligations	—	9,244	—	9,244
Mutual Funds	—	4,076	—	4,076
Agency Obligations	—	6,675	—	6,675
Corporate Debt Securities & Commercial Paper	—	6,367	—	6,367
Municipal Securities	—	12,491	—	12,491

Investments available for sale	$655	$38,853	$—	$39,508

Derivative and securities received in business disposition
Restricted Mesoblast ordinary shares	$15,401	$—	$—	$15,401
Price protection on restricted Mesoblast ordinary shares	—	—	1,685	1,685

Derivative and securities received in business disposition	$—	$15,401	$1,685	$17,086

Total assets	$655	$54,254	$1,685	$56,594

10.       Subsequent Events

We evaluated our September 30, 2014 financial statements for subsequent events through the date the consolidated financial statements were issued.  We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements. Furthermore, there have been no material changes, outside of the normal course of business, to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except for the extension of the operating lease for our Columbia, Maryland facilities for seven additional years, as discussed in Note 4 — “Property and Equipment.”

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, we note that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; the success of our product candidates in development; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and commercialization strategy for marketed Biosurgery products (including Grafix®, Ovation®, OvationOS® and Cartiform®); our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, products to meet demand; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establish and maintain reimbursement for our commercially available products; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

Readers are cautioned that all forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included herein. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2013, and our unaudited condensed financial statements for the three-month period ended September 30, 2014 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during this periods and since then to date.

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

Company Overview

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three and nine Months ended September 30, 2014 and 2013 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in “Item 1. Financial Statements.”

In October 2013, we sold our Therapeutics segment for up to $100.0 million in initial and contingent consideration, and we are now focused on developing and commercializing our Biosurgery business. As a result of this sale, we eliminated our Therapeutics segment from our continuing operations and we have presented the assets, liabilities and results of this segment’s operations as discontinued operations for all periods. The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2, “Discontinued Operations” in the accompanying financial statements for further discussion of these discontinued operations.

We are a leading cellular and regenerative medicine company headquartered in Columbia, Maryland and focused on developing and marketing products to treat conditions in the wound care, orthopaedic and sports medicine markets. We currently market and distribute Grafix for acute and chronic wounds, Cartiform, a viable cartilage mesh for cartilage repair, and OvationOS, a viable bone matrix for bone growth. We believe our products have significant therapeutic potential because of their ability to regulate inflammation, promote tissue regeneration and prevent pathological scar formation.

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

In October 2013, we sold our Therapeutics business to a wholly-owned subsidiary of Mesoblast Limited (ASX: MSB; USOTC: MBLYT) in a transaction that is worth up to $100 million plus royalties. The agreement with Mesoblast provides for the receipt by us of $50 million in initial consideration for closing and delivery of the assets, and for up to an additional $50 million in payments, but only upon Mesoblast achieving certain clinical and regulatory milestones. In addition, we are entitled to earn single to low double-digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired ceMSC technology. Mesoblast has assumed all future development costs and efforts.  As of December 31, 2013, of the $50 million in initial consideration, we had received $35 million, comprised of $20 million in cash and $15 million of Mesoblast stock, which is restricted from resale until December 2014. We received the remainder of the initial consideration, in the amount of $15 million, in cash, on April 9, 2014. We have entered into a separate transition services agreement with Mesoblast to assure a seamless transition, and once we fulfill our duties under this agreement, will be able to focus our full attention on our Biosurgery business.  We extended the term of this agreement to October 2014, and are currently in discussions with Mesoblast to extend some of the services we perform under the Transition Services Agreement through March 2015.

Over the past year, we have experienced significant growth in revenues from our Biosurgery products. We have also made a significant investment in increasing our sales force, and expect to incur additional research and development expenses associated with efforts to obtain pre-marketing approval from the FDA for expanded indications for Grafix. As we continue with this transition, and the transition of Ovation to Ovation OS, we face all of the risks and uncertainties to which our business is generally subject. Thus, while we have demonstrated some limited success thus far in the pursuit of our new Biosurgery strategy, we recognize that we operate in a competitive and challenging business environment and that our continued execution on this strategy will face a number of challenges.  As a result, we may experience variability in our overall results, and in our quarter to quarter revenues

We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of celluar and regenerative medicine products.

Financial Operations Overview

Revenue

We produce human tissue-based products in our Columbia, Maryland facility and distribute these products through our direct sales organization and through a network of independent distributors. We presently produce and distribute Grafix and Ovation for acute and chronic wounds, Cartiform, a viable cartilage mesh for cartilage repair, and OvationOS for bone growth. All of these products are cryo-preserved and stored in special freezers at -80 degrees Celsius. Customers have the product shipped to them on dry ice. Legal title usually passes to the customer when the product leaves our shipping dock. We do have consignment inventory at certain hospital sites and in those situations, title instead passes to the customer when the product is used in a surgical procedure. Due to the nature of the products and the manufacturing process, we generally do not allow sales returns.

During the third quarter of fiscal 2010, we launched Grafix for limited commercial distribution, as the first product in our then newly established Biosurgery business. We began distribution of a second Biosurgery product, Ovation, in early fiscal 2011.  These products followed our first generation Biosurgery product, Osteocel, which we sold to Nuvasive, Inc. in 2008 for approximately $80 million in aggregate consideration.  We have continued to increase our distribution volume for Grafix and our other current Biosurgery products throughout fiscal 2011, 2012 and 2013, and continuing during the third quarter of fiscal 2014, primarily through our in-house personnel. The increase in product revenue and gross profit since commercial launch is due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of Biosurgery products in the foreseeable future.

We have, however, committed to the FDA that, before marketing Grafix for certain expanded indications, we would submit a Biologics License Application to the FDA and seek pre-marketing approval for such added indications; and we agreed to transition our Ovation product line from Ovation to OvationOS by no later than the second half of fiscal 2014.

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

Consistent with our historic focus on the development of biologic drug candidates with potential uses in multiple indications, many of our historic costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through September 30, 2014, we incurred aggregate research and development costs of approximately $439 million.

Biosurgery research and development expenses for the comparable periods were $1.2 million and $885,000 during each of the third quarters of fiscal 2014 and 2013 respectively, which includes costs incurred for a study, Protocol 302, which began during the third quarter of Fiscal 2012 and was designed to allow for the collection of data necessary to obtain broad coverage and reimbursement from Medicare, Medicaid and commercial payers.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs associated with our selling and marketing efforts and well as our general management, including salaries, sales commissions, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. Generally, we have experienced a decrease in general and administrative costs as the result of our continued cost cutting efforts and the refinement of many of our general business processes, as well as a reduction in share-based compensation expense. During the first nine months of fiscal 2014, we added 125 employees, increasing our total internal sales force and customer service representatives to approximately 106 employees. We expect future expense increases to continue as a result of hiring additional operational, financial, accounting, facilities engineering and information systems personnel, as we continue to increase our distribution efforts for of our Biosurgery products. We did not experience any significant reductions in our general and administrative expenses as the result of the sale of our Therapeutics business.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the nine months ended September 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

Product Revenues & Gross Profit

During the third quarter of fiscal 2014, our revenue from product distribution increased to $17.2 million, as compared to $6.9 million in the third quarter of fiscal 2013, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of both Grafix and Ovation, and during the third quarter of fiscal 2014 we realized product revenue from the limited distribution of OvationOS, a viable bone matrix for bone growth, and Cartiform, a viable cartilage mesh for cartilage repair. Although revenue from the distribution of these two new products accounts for only a small percentage of our total product revenue, we believe OvationOS and Cartiform will contribute to our future growth and are complementary products to Grafix, simplifying the sales efforts.  In October 2014, we entered into an exclusive distribution agreement with Arthrex, Inc. for Cartiform.  Arthrex is an international privately held company, and a leader in serving the orthopeadics and sports medicine markets. We are similarly exploring opportunities to enter into marketing and distribution agreements for OvationOS. We have committed to the FDA that we will transition our Ovation product line to OvationOS and stop manufacturing and distributing Ovation during the fourth quarter of fiscal 2014.

Our gross profit increased in the third quarter of fiscal 2014 to 78% compared to 73% in the comparable period of the prior year, primarily as the result of operational efficiencies as we more heavily utilize our production facilities. During the third quarter of fiscal 2014, we started to operate our manufacturing facilities at our Columbia, Maryland location using two shifts.  We have manufacturing capacity to facilitate further growth without substantial increases in our clean room and manufacturing facilities. We are, however, starting to plan the expansion of our manufacturing facilities which we presently estimate will commence during the second half of fiscal 2015.

Research and Development Expenses

Research and development expenses in the third quarter of fiscal 2014 were $1,207,000 compared to $885,000 in the same period of fiscal 2013. The reduction in R&D expenses reflect the completion of our Protocol 302 study evaluating the efficacy of Grafix for the treatment of diabetic foot ulcers compared to the standard of care.  As noted above, we committed to the FDA that, before marketing Grafix for certain expanded indications; we would submit a BLA and seek pre-marketing approval for such indications. Accordingly, we expect to start further studies of Grafix in additional indications during fiscal 2014, and our R&D costs are expected to increase over the third quarter experience.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $10.9 million during the third quarter of fiscal 2014 compared to $4.0 million in the same period of fiscal 2013.  The significant majority of these cost increases were incurred in sales and marketing efforts to increase our product distribution and to build up our infrastructure in the areas of reimbursement for public and private health care providers.  During the third quarter of fiscal 2014, we continued to increase the size of our in-house direct sales force for Grafix, and invested in training and more extensive product support capabilities.  We also completed our team of reimbursement specialists. Selling, general and administrative costs were 63.6% of product revenue in the third quarter of fiscal 2014 compared to 58.5% during the same period in fiscal 2013.  We will continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2014 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the third quarter of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $120,000, together with the unrealized loss of approximately $1.3 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $777,000 increase in the fair value of the derivative from the limited price protection afforded us on the Mesoblast stock.  We carry the Mesoblast stock and the related derivative as Trading Securities.  The derivative is valued at approximately $3.9 million at the end of the third quarter of fiscal 2014.  This amount will be fully amortized into Other income (expense), net by the time the restriction on our ability to sell the Mesoblast stock lapses in December 2014. The fair market value of the Mesoblast stock at September 30, 2014 was $11.1 million. Other Income (Expense), Net in the same period of fiscal 2013 consisted solely of the net investment gains on our investments available for sale.

Income Taxes

Due to taxable income expected from both continuing and discontinued operations for income tax accounting purposes, we recognized an income tax expense for both continuing and discontinued operations in the three months ended September 30, 2014. The expense for continuing operations was due to federal alternative minimum tax and taxable income in jurisdictions where there are no net operating losses available. In fiscal 2014, we will utilize our remaining $3.5 million of net operating losses and begin to use part of our $74 million of tax credits to offset the taxable income tax from continuing and discontinued operations.  We will maintain our full valuation allowance until operations from our Biosurgery business (continuing operations) provides evidence of sufficient future earnings.  For the three months ending September 30, 2013, there was no tax expense or benefit recognized due to losses for which no benefit was provided. The 2013 tax expense related to discontinued operations will be reflected in the period in which the gain from the discontinued operations was recognized.

Comparison of Nine Months Ended September 30, 2014 and 2013

Product Revenues & Gross Profit

During the first nine months of fiscal 2014, our revenue from product distribution increased to $40.5 million, as compared to $16.2 million for the same period in fiscal 2013, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of both Grafix and Ovation, and during the first nine months of fiscal 2014, as compared to fiscal 2013.  We realized product revenue from the limited distribution of OvationOS, a viable bone matrix for bone growth, and Cartiform, a viable cartilage mesh for cartilage repair.

Our gross profit increased in the first nine Months of fiscal 2014 to 78% compared to 72% in the comparable period of the prior year, primarily as the result of operational efficiencies as we more heavily utilize our production facilities. During the third quarter of fiscal 2014, we started to operate our production facilities at our Columbia, Maryland location using two shifts.  We have production capacity to facilitate further growth without substantial increases in our clean room and production facilities.  We have started the planning process for the expansion of our manufacturing facilities.  We presently estimate that we will start construction during the second half of fiscal 2015, if we continue to enjoy strong growth in our revenues.

Research and Development Expenses

Research and development expenses in the first nine months of fiscal 2014 were $2.9 million compared to $2.5 million in the same period of fiscal 2013. The increase in R&D expenses reflect the completion of our Protocol 302 study evaluating the efficacy of Grafix for the treatment of diabetic foot ulcers compared to the standard of care., and our continued new product development efforts. We expect to start further studies of Grafix in additional indications during the fourth quarter of fiscal 2014, and our R&D costs are expected to increase over our recent experience.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $27.5 million during the first nine months of fiscal 2014 compared to $9.0 million in the same period of fiscal 2013.  The significant majority of these cost increases were incurred in sales and marketing efforts to increase our product distribution and to build up our infrastructure in the areas of reimbursement for public and private health care providers.  During the first nine months of fiscal 2014, we continued to increase the size of our in-house direct sales force for Grafix, and invested in training and more extensive product support capabilities.  We also added personnel to our team of reimbursement specialists. Selling, general and administrative costs were 67.9% of product revenue in the first nine months of fiscal 2014 compared to 55.2% during the same period in fiscal 2013.  We will continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2014 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the first nine months of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $268,000, together with the unrealized loss of approximately $4.3 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $2.3 million increase in the fair value of the derivative from the limited price protection afforded us on the Mesoblast stock.  We carry the Mesoblast stock and the related derivative as Trading Securities.  Other Income (Expense), Net in the same period of fiscal 2013 consisted solely of the net investment gains on our investments available for sale.

Income Taxes

Due to taxable income expected from both continuing and discontinued operations for income tax accounting purposes, we recognized an income tax expense for both continued and discontinued operations for the nine months ended September 30, 2014.  The expense for continuing operations was due to federal alternative minimum tax and taxable income in jurisdictions where there are no net operating losses available. In fiscal 2014, we will utilize our remaining $3.5 million of net operating losses and begin to use part of our $74 million of tax credits to offset the taxable income tax from continuing and discontinued operations.  We will maintain our full valuation allowance until operations from our

Biosurgery business (continuing operations) provides evidence of sufficient future earnings.  There was no tax expense recognized for the nine months ending September 30, 2013 due to taxable losses from both continuing discontinued operations for which no benefit was provided.

Liquidity and Capital Resources

Liquidity

At September 30, 2014, we had $1.0 million in cash and $42.4 million in investments available for sale. Trading securities include $15 million of Mesoblast stock which we will be able to sell starting in December 2014. At September 30, 2014, the fair market value of the Mesoblast stock was $11.1 million and we recognized a $4.3 million decrease in the market value as a component of Other income (expense) net. We have not had any outstanding debt at any time since fiscal 2008.

Cash Flow

Net cash used in operating activities of continuing operations during the first nine months of fiscal 2014 was $13.3 million, and primarily reflects our net loss from continuing operations of $1.3 million, net increases in our trade receivables and inventory, partially offset by increases in accounts payable, accrued expenses and non-cash charges.

Net cash used in operating activities of continuing operations during the first nine months of fiscal 2013 was $2.0 million, and reflects our net income of $127,000, and net increases in our trade receivables and inventory, partially offset by non cash charges.

Net cash provided by investing activities was $11.4 million and $5.3 million, respectively, during first nine months of fiscal 2014 and 2013, and in each year primarily reflects proceeds from the sales of our investments to fund our operations.

Net cash provided by financing activities was $1.6 million and $3.1 million, respectively, during first nine months of fiscal 2014 and 2013. The cash provided by financing activities is primarily the net proceeds from the exercise of stock options by our employees.

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

Equity Price Risk and Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the third quarter of fiscal 2014 or 2013, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

We are also subject to equity price risk and foreign currency exchange rate risk associated with our prior and any future receipt of shares of Mesoblast ordinary shares as payment under the Purchase Agreement with Mesoblast for the sale of our Therapeutics segment.  We are required to hold that stock for one year from the date of receipt, but currently intend to dispose of the Mesoblast stock as soon as we are able to do so. In the meantime, we will be subject to equity price risk associated with the ownership of the Mesoblast ordinary shares. The Mesoblast stock is traded on the Australian Securities Exchange and its share value is denominated there in Australian Dollars.  Hence there also exists an associated foreign currency exchange rate risk.  The equity price risk is mitigated in part by limited price protection for the one-year required holding period. To the extent the value of the shares decreases during the holding period, Mesoblast has agreed to pay us for the decrease in value.  This payment is to be made at least one half in cash and, at the option of Mesoblast, up to one half in additional shares of Mesoblast stock. Any additional Mesoblast stock issued to us will also have to be held for one year, during which period there will be no further price protection, and therefore the equity price risk (and the foreign currency risk) will persist. There is no corresponding mitigation of the foreign currency exchange rate risk, and a devaluation of the Australian Dollar will directly impact the value of the Mesoblast shares to us.

Item 4.                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As further described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014, our management determined that our processes, procedures and controls related to financial reporting were not effective to ensure effective oversight of the work performed by, and the accuracy of financial information or professional conclusions provided by, third-party tax advisors, regarding components of the income tax provision calculation (specifically the allocation between continuing and discontinuing operations), given a one-time significant transaction of disposing of a business segment. This occurred notwithstanding that we had retained a nationally known outside public accounting firm, which we understand to be PCAOB certified, to advise us on, and to analyze and to perform the tax accounting functions related to, these matters. This material weakness was identified in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, and as of September 30, 2014 had not determined to have been remediated.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (filed herewith).

* filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: November 10, 2014	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)