Form 10-K
period 2014-12-31
OSIRIS THERAPEUTICS, INC.
filed 2015-03-20
CIK 1360886

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of voting Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the NASDAQ Global Market was approximately $535,919,076.

         The number of shares of the registrant's Common Stock outstanding as of March 6, 2015 is 34,352,063.

Documents Incorporated by Reference:

         Portions of the Registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders (the "Proxy Statement") to be filed no later than 120 days after the close of the fiscal year are incorporated herein by reference in Part III.

OSIRIS THERAPEUTICS, INC.
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2014

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

        Forward looking statements reflect management's current views with respect to future events and performance and are based on currently available information and management's assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, we note that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our products and product candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and commercialization strategy for marketed Biosurgery products (including Grafix®, BIO4™ and Cartiform®) and Biosurgery products under development; our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products to perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, future products to meet demand; our ability to commercialize and distribute our current and any future marketed products; our relationships with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establish and maintain, and the ability of our customers and end users to obtain, reimbursement for our commercially available products from Medicare and other third party payors; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

Company Overview

        Osiris Therapeutics, Inc., based in Columbia, Maryland, is the world leader in researching, developing and marketing cellular regenerative medicine products that improve health and lives of patients and lower overall healthcare costs. The company continues to advance its research and development in biotechnology by focusing on innovation in regenerative medicine—including bioengineering, stem cell research and viable tissue based products. Osiris has achieved commercial success with products in orthopedics, sports medicine and wound care, including Cartiform®, Ovation® and Grafix®. Sales of BIO4™, previously branded and sold by us as OvationOS®, are expected to commence in the first quarter of fiscal 2015, pursuant to an exclusive, worldwide partnership that we entered into in December 2014 with a subsidiary of Stryker Corporation (NYSE: SYK).

        Osiris, Grafix, OvationOS and Cartiform are registered trademarks of Osiris Therapeutics, Inc. BIO4 is a trademark of Stryker Corporation). More information can be found on the company's website, www.Osiris.com.

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of regenerative medicine products. We have developed an intellectual property portfolio to protect our technology and commercial interests.

        From 2010 to 2013, we operated in two business segments, Biosurgery and Therapeutics. In October 2013, we sold our Therapeutics segment for up to $100.0 million in initial and contingent consideration, and we are now focused on our Biosurgery business. Our Biosurgery business works to harness the ability of cells and novel constructs to promote the body's natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Our Therapeutics business historically focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. Those activities, except insofar as focused on fulfilling our remaining obligations in connection with the sale of our Therapeutics business, have largely ceased.

        The three pillars of our business strategy are to continue our history of innovation, bring about commercial transformation, and ensure differentiation of our company. To innovate, we seek to make new products available to address unmet medical needs through research and development (R&D) and commercial efforts in our areas of focus in wound care, orthopedics and sports medicine. Disease targets for products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and sports medicine products for motion preservation. Our commercial transformation is defined by establishing a proprietary sales infrastructure and driving long-term revenue growth. To differentiate, we seek to identify and introduce barriers to entry, through means such as superior science, clinical data and intellectual property rights. Since 2010, we have launched commercial distribution of several Biosurgery products, including Grafix, Cartiform, and Ovation, and we expect the initial commercial sale of BIO4 (previously sold by us under the name OvationOS) through our collaboration with a subsidiary of Stryker Corporation to occur in the first quarter of fiscal 2015. We developed and are responsible for the manufacture or processing of each of these products.

        We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010.

        Our current product portfolio includes:

        Grafix—a cryopreserved placental membrane that preserves the native properties and inherent functionality of the tissue. The flexible, conforming three—dimensional matrix is designed for direct application to hard-to-treat acute and chronic wounds, including but not limited to diabetic foot ulcers, venous leg ulcers and burns. Grafix is produced by utilizing Osiris' BioSmartTM Intelligent Tissue Processing which retains the extracellular matrix, growth factors, and endogenous neonatal mesenchymal stem cells, fibroblasts and epithelial cells of the native tissue. Grafix is stored at –80 degrees Celsius and has a two-year shelf life.

        BIO4—a bone allograft that contains both viable cells and growth factors. It is a safe alternative to autograft that minimizes the potential for harvest site co-morbidities. BIO4 is composed of a structural extracellular matrix, osteogenic and angiogenic growth factors, endogenous mesenchymal stem cells and osteoblasts. It possesses osteoconductive, osteoinductive, osteogenic and angiogenic properties that are required for bone repair and regeneration. It is ready-to-use out of the package and has differentiated handling compared to other products currently on the market. Originally branded as OvationOS®, Osiris' viable bone matrix tissue form will now be marketed exclusively by a subsidiary of Stryker Corporation under the brand name BIO4 TM. BIO4 is stored at –80 degrees Celsius and has a two-year shelf life.

        Cartiform—a viable chondral allograft containing viable chondrocytes, chondrogenic growth factors, and extracellular matrix proteins within the intact architecture of healthy hyaline cartilage. Cartiform promotes articular cartilage repair to treat focal chondral defects. Cartiform combines the safety and proven success of fresh osteochondral allografts with ease of use resulting from Osiris' proprietary cryopreservation technology. Cartiform is stored at –80 degrees Celsius with a two year shelf life and can be implanted in a single step procedure. Cartiform is exclusively marketed and distributed by Arthrex, Inc.

        We believe that Grafix, BIO4, and Cartiform are regulated for their indicated applications by the United States Food and Drug Administration ("FDA"), under 21 CFR Part 1271 Part 361 of the Public Health Service Act, Human Cells, Tissues and Cellular and Tissue-based Products , or HCT/Ps. We are registered with the FDA as a tissue establishment and are accredited by the American Association of Tissue Banks.

        Beginning in early 2011, and continuing until the second half of fiscal 2014, we manufactured Ovation, a novel cellular repair matrix designed for use in surgical applications. As further discussed below, we transitioned Ovation to Ovation OS, a viable bone matrix tissue which is now the subject of an exclusive worldwide distribution and development agreement with a subsidiary of Stryker Corporation. Pursuant to our agreement, and as further discussed below, Stryker has been granted worldwide distribution rights to the product and any improvements, for all surgical applications, and will initially market under the brand name BIO4.

        Extensive donor screening, serological testing, bioburden testing and sterility testing is performed on every Biosurgery product lot to demonstrate suitability for transplantation. Our Biosurgery products are all manufactured or processed in our Columbia, Maryland facility. Each lot is tested to confirm viable cell content post thaw.

        In October 2013, following the receipt of an untitled letter from the FDA, we announced an agreement with the FDA on the regulatory status of our then-marketed Biosurgery products, Grafix and Ovation, and confirmed the HCT/Ps pathway for Grafix indicated as a wound cover for the treatment of acute and chronic wounds. At that time we announced our intentions to file a Biologic License Application ("BLA") for Grafix. While a BLA is not currently required to market Grafix, obtaining a BLA would enable us expanded label claims. We also agreed with the FDA to continue to transition our Ovation product line over to OvationOS by no later than the second half of 2014, which we did. In August 2014, we stopped distributing promotional materials for Ovation and ceased manufacturing the product. In October 2014, we stopped shipping Ovation from our Columbia, MD facilities. At December 31, 2014, we owned some units of Ovation located in the field for use in procedures by the end users.

        We market and distribute Grafix directly to hospitals, clinics and physician offices primarily through our direct sales organization and with limited marketing through agents and distributors. We have developed a proprietary direct sales force in the field of wound care. We marketed and distributed Cartiform and OvationOS during much of 2014 directly to hospitals and through selected specialty distributors. During the fourth fiscal quarter of 2014, we entered into the exclusive distribution agreement with a subsidiary of Stryker Corporation for the marketing and distribution of OvationOS under the brand name BIO4, and entered into another agreement with Arthrex, Inc. for the marketing and distribution of Cartiform.

        A significant market for Grafix is chronic wounds, which are primarily treated in an outpatient setting. Reimbursement by public and private providers for outpatient treatments typically requires approvals from the payors, which are granted after in depth and sometimes independent reviews. In furtherance of our efforts to obtain full reimbursement for use of Grafix in the outpatient setting, we conducted a prospective randomized clinical trial comparing Grafix to conventional wound care and reported results of this study in 2013. We refer to this study as Protocol 302.

        Protocol 302 included a multicenter, adaptive design, randomized clinical trial to evaluate the efficacy and safety of Grafix for the treatment of chronic diabetic foot ulcers. Patients in the study were randomized, utilized a 1:1 ratio and received either Grafix or conventional standard of care for a chronic diabetic foot ulcer sized between 1 cm2 and 15 cm2. The primary efficacy endpoint was complete wound closure, defined as 100% re-epithelialization, by week 12. Additional secondary efficacy endpoints included, (1) time to initial wound closure, (2) proportion of patients with at least 50% reduction in wound size by Day 28 and (3) number of applications of Grafix versus control. The trial was conducted at 20 wound care clinics across the U.S. This trial was published in July 2014 in the International Wound Journal.

        On August 13, 2013, we reported that Protocol 302 had met the pre-specified stopping rules for overwhelming efficacy as determined by the data monitoring committee during a planned interim analysis. The study also met all top-line secondary endpoints, demonstrating faster wound closure and a reduction in the number of treatments needed to achieve wound closure. As a result, the blinded phase of the trial was discontinued, and Grafix was made available to all control patients. Protocol 302 has been extended to gather pharmeoeconomic evidence to further support our belief that the use of Grafix for chronic and acute wounds reduces the overall cost of treatment when compared to the standard of care.

        In the fourth quarter of fiscal 2013, we announced our intention to initiate a new randomized, controlled clinical trial for Grafix for the treatment of venous leg ulcers. The pilot randomized control trial on venous leg ulcers began as planned in 2014 and we anticipate completion during 2015. We also began a multicenter, open-label, single-arm study to evaluate the safety and efficacy of Grafix for the treatment of complex diabetic foot wounds with exposed tendon and/or bone during the fourth quarter of fiscal 2014, and expect this to be completed mid-way through 2015.

        We anticipate submitting an IND application to FDA related to our cryo-preserved human amniotic membrane product during the first quarter of 2015 and, subject to appropriate regulatory clearances, commence a further multi-center randomized control trial on diabetic foot ulcers and a definitive randomized control trial on venous leg ulcers during fiscal 2015. This is part of our previously stated intention to obtain data sufficient for a BLA for our advanced wound care platform in due course.

        Grafix was assigned transitional pass-through status under Medicare's outpatient prospective payment system in July 2012. The Centers for Medicare and Medicaid Services, commonly referred to as CMS, confirmed pass-through status through year-end 2014CMS requirements for pass-through status timeframes are specified for at least two years and no more than three years; as a result, effective January 2015, Grafix was removed from transitional pass-through assignment and assigned to the CMS Skin Substitute High-Bundle payment for outpatient reimbursement. Effective January 2013, CMS issued permanent Healthcare Common Procedure Coding System (HCPCS) Q-codes for Grafix, which assist healthcare providers in facilitating reimbursement in the commercial and Medicare patient populations.

  Scientific Background

        Osiris is a leader in regenerative medicine, with more than 100 published research reports and many of the world's first achievements with regards to biology of stem cells and development of cellular therapies, including the world's first approved stem cell drug, Prochymal, for treatment of graft vs. host disease.

        After being founded on a discovery of mesenchymal stem cells (MSCs) in human bone marrow, and through more than 20 years of research and development, Osiris has developed a deep understanding of cell biology and key principles of regenerative medicine. This knowledge has helped us develop a cell and tissue preservation technology that maintains both structural and cellular integrity of biological matrices essential for their functionality.

        Cell types originated from MSCs are present through the entire body, and it has been shown that MSCs can be isolated from virtually any organ. Tissue protection, regeneration, and regulation of inflammatory and immune responses, are key activities of MSCs in the body. With aging and disease the number and functionality of MSCs declines, which reduces the body's regenerative potential. MSC-rich biological matrices have the potential to correct this deficiency in a broad spectrum of diseases.

        Osiris is focused on the development of products that address unmet medical needs of wound care, orthopedics and sports medicine. We believe that traditional pharmaceutical approaches like pills are not the most effective methods to close wounds and restore patient's motion. Therapeutic products must be able to promote tissue regeneration to be effective in wound closure and motion restoration.

        Osiris is applying its technology to the development of cellular matrices to promote the body's natural healing. Our technology offers better therapeutic options for patients and physicians, improves treatment outcomes and reduces healthcare costs. Recognizing that preservation of critical tissue components in their native states are necessary to achieve the highest level of functionality of the products, Osiris has developed and employed an aseptic cryopreservation process that maintains both structural and cellular integrity of the tissue. The basis of our BioSmart technology includes preservation of the 3D matrix, growth factors, and viable cells, all of which are required for optimal tissue repair and regeneration. BioSmart serves as the manufacturing backbone for all current Osiris' products including Grafix for wounds, BIO4 for bone repair and regeneration, and Cartiform for repair and regeneration of articular cartilage.

Strategy

        We are the first company to receive marketing approval of a stem cell drug and strive to become the world's leading provider of cellular regenerative medicine and novel tissue therapies. The three pillars of our business strategy are to continue our history of innovation, bring about transformation, and to ensure differentiation of our company.

        To innovate.    We seek to make new products available to address unmet medical needs through R&D in our areas of focus in wound care, orthopedics and sports medicine. We intend to advance our pipeline by leveraging our research expertise in regenerative medicine. Disease targets for products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, sports medicine products for motion preservation, and orthopedic medicine for bone regeneration. Due to our experience, we believe we have gained the clinical, regulatory, manufacturing and commercial capabilities to internally develop and commercialize biologic and novel tissue products. We intend to continue to build on the success of our first generation implantable product, Osteocel® for regenerating bone in orthopedic indications, which we sold to Nuvasive, Inc. in 2008.

        To transform.    We seek to drive revenue growth through commercial excellence. We will work to ensure market access for our products and deliver them to our patients through a best-in-class infrastructure composed of a highly trained specialty biologics sales force and when appropriate through tactical partnerships with leaders in the field. Our company culture is aligned to deliver the best customer experience through quality scientific and medical support.

        To differentiate.    We seek to introduce barriers to entry, through means such as superior clinical data and strong intellectual property. Since 2010, we have launched commercial distribution of several Biosurgery products, including Grafix, Cartiform, and BIO4™, each of which we developed and manufacture internally. We retain proprietary trade secret information for each of our products.

Intellectual Property

        Our ability to develop a broad intellectual property portfolio originated from our pioneering scientific efforts. Those efforts have helped establish a considerable patent position in the adult stem cell technology we developed. In connection with the sale of our culture expanded mesenchymal stem cell (ceMSC) business to Mesoblast, as described further below, we transferred but retained access to these proprietary adult stem cell technologies, for use in furtherance of our Biosurgery business. In addition, we continue our efforts to build our intellectual property position with additional patent applications related to our newer Biosurgery products. We are also committed to protecting our intellectual property position by continuously monitoring the competitive landscape.

        In the past, for example, our scientific efforts helped establish a considerable patent position in adult stem cell technology, which we sold to a wholly owned subsidiary of Mesoblast Limited in October 2013, in connection with the sale of our culture expanded mesenchymal stem cell (ceMSC) business (including Prochymal and other related assets). Pursuant to the Purchase Agreement with Mesoblast, we retained a royalty free license to all transferred intellectual property, insofar as necessary to continue in our other businesses, including our Biosurgery business. We have agreed not to compete with Mesoblast in the ceMSC business for a period of eight years.

        We also rely upon trade secrets to protect our proprietary information and pioneering scientific advancements. A significant amount of our technology, including aspects of the manufacturing processes for our Biosurgery products, is maintained by us as trade secrets. Through our experience with MSCs and MSC-based product development, we have developed expertise and know-how in this field. We have the capability to manufacture clinical grade products in-house. To protect this know-how, our policies require confidentiality agreements with, inter alia, our employees, consultants and contractors, manufacturers, outside collaborators, sponsored researchers, and advisors. These agreements generally provide for protection of confidential information, restrictions on the use of materials and assignment of inventions conceived during the course of performance for us. These agreements might not effectively prevent disclosure of our confidential information.

Manufacturing

        Our current Biosurgery products are derived from human tissue donated for transplant. Grafix is derived from human placental tissue, and BIO4 and Cartiform are derived from donated human cadaveric tissue. We contract with tissue recovery agencies for the source tissue for our Biosurgery products. Once an initial qualification of the donor is performed, the tissue is sent to our processing center overnight. The agencies also compile donor medical records, collect medical and social history, and collect samples for serological testing. These agencies operate on a fee for service basis. We intend to enter into contracts with additional tissue recovery agencies in the future if required and available to fulfill expected product demand.

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

Sales, Marketing and Distribution

        We manufacture and process all our Biosurgery products at our Columbia, Maryland facility and ship the majority of our products to the end users on dry ice. We have entered into consignment inventory agreements with high-volume end users and store Osiris-owned product in freezers that are often owned by Osiris and located at our customers' facilities. This ensures our customers have product available upon demand and lowers the per unit shipping cost. We handle the sales and marketing efforts for Grafix internally and have entered into exclusive marketing and distribution agreements with industry leaders for both BIO4 and Cartiform, as outlined below.

        Grafix:    We intend to continue to commercialize Grafix through the efforts of focused direct distribution and marketing staff, as well as through a network of specialty distributors for certain target markets. Our marketing of Grafix is targeted at facilities caring for chronic wound patients in the United States. As discussed above, Grafix was assigned to the CMS Skin Substitute High-Bundle reimbursement for the hospital outpatient department effective January 1, 2015. Q-codes for Grafix continue to assist in facilitating reimbursement in the physician office and hospital outpatient settings.

        On August 13, 2013, we reported that our multi-center randomized controlled trial, Protocol 302, comparing Grafix to conventional wound care in the treatment of diabetic foot ulcers, had met the pre-specified stopping rules for overwhelming efficacy as determined by the data monitoring committee during a planned interim analysis of 97 patients. All top-line secondary endpoints also demonstrated clinical benefit of Grafix over control, the blinded phase of the trial was discontinued immediately, and all patients randomized to the control arm were offered treatment with Grafix.

        Given the successful outcome of Protocol 302, and after more widespread publication of the clinical trial data, we anticipate that Grafix will become more widely adopted for treatment of chronic wounds, including diabetic foot ulcers, with the support of the clinical trial data.

        BIO4:    In December 2014, we entered into an exclusive, worldwide partnership with Howmedica Osteonics Corp., also referred to as Stryker Orthopaedics, a subsidiary of Stryker Corporation ("Stryker"), for the commercialization and development of our viable bone matrix allograft, previously branded as OvationOS. Beginning in 2015, Stryker intends to market and promote the viable bone matrix allograft under the name BIO4. Osiris will be responsible for supply, manufacturing, inventory management, shipments to customers, continued research and product improvement activities. Stryker will be responsible for the commercialization and marketing of BIO4 for use in all surgical applications, including spine, trauma, extremity, cranial, and foot and ankle surgery.

        To demonstrate the differentiating benefits and ensure the continued success and growth of this innovative product, both organizations will collaborate on the design and conduct of future clinical development programs. A joint steering committee will guide all strategic decisions regarding marketing and commercialization, and scientific and clinical strategy, the costs of which will be shares equally by Osiris and Stryker.

        The agreement with Stryker provides for an initial four year exclusive term, commencing on the date of Stryker's initial commercial sale. The term may be extended by Stryker for an additional exclusive period of four years or an additional non-exclusive period of two years. If Stryker extends the term on an exclusive basis, it has the option to further extend the term on an exclusive basis for two years. Osiris is entitled to receive an initial exclusivity fee of $5.0 million and additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. These additional fees are reduced on a sliding scale if Stryker meets certain revenue thresholds during the initial term, or if revenue goals are not met as a result of Osiris not fulfilling its supply obligations. The agreement also contains other terms and conditions typical in arrangements of this type, including pricing and commission terms, shipment, return and consignment terms, first refusal rights, limited early termination rights and termination fees, allocation of regulatory responsibilities, intellectual property and other representations and warranties, and indemnification. The initial $5.0 million exclusivity fee was received in February 2015.

        Cartiform:    In October 2014, we entered into an exclusive commercial and development partnership for our cartilage product, Cartiform, with Arthrex, Inc. The agreement with Arthrex provides Arthrex with exclusive commercial distribution rights to Cartiform beginning in 2015. We will be responsible for manufacturing, continued research and product improvement activities. The responsibilities related to the design and conduct of future clinical development programs will be shared between both organizations. The agreement provides for an initial eight year exclusive term with automatic renewals of additional two-year periods. Pursuant to the agreement, Arthrex is entitled to a certain commission on Cartiform sales. The agreement also contains other terms and conditions typical in arrangements of this type, including pricing and commission terms, shipment, return and consignment terms, first refusal rights, limited early termination rights and termination fees, allocation of regulatory responsibilities, intellectual property and other representations and warranties, and indemnification.

        We continue to advance our research and development in biotechnology by focusing on innovation in regenerative medicine, including bioengineering, stem cell research and viable tissue based products. We work strategically to bring products to market and, when it is advantageous, seek tactical partnerships with top leaders in the field.

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

        Many of the companies competing against us have financial and other resources substantially greater than our own. In addition, many of our competitors have significantly greater experience in testing pharmaceutical and other therapeutic products, obtaining regulatory approvals of products, and marketing and selling those products. Accordingly, our competitors may succeed in more rapidly obtaining approval for products and achieving widespread market acceptance. Now that we have commenced significant commercial distribution of our Biosurgery products, we compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited commercial-scale experience. We believe that our partnerships with third party collaborators like Stryker and Arthrex may allow us to compete in a more effective manner.

        Our wound care products compete with other companies and organizations that are marketing products in direct competition with Grafix. At present, there are over 140 products being utilized for the treatment of chronic wounds, ranging from enzymatic debridement agents to biologics such as advanced skin substitutes. Of these 140 products, there are numerous direct skin substitute competitors to Grafix, including bioengineered products and other HCT/Ps (human cells, tissues, and cellular and tissue-based products). Additionally, there are competitors executing clinical trials with intent to file

BLAs and to seek FDA approvals upon successful trial completion. BIO4 will compete with bone tissue products such as Osteocel® and Trinity®, while Cartiform competes with cartilage allografts. In addition to these, other potential competitors are developing a variety of additional competing products, including other amniotic membrane products that compete with Grafix. Our current patent position for our Biosurgery products results in a reduced barrier for entry and makes our Biosurgery products susceptible to increased risk of competition.

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

Human Cellular and Tissue-Based Product

        Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient is regulated by the FDA as human cells, tissues, and cellular and tissue-based product, or HCT/Ps. Products regulated as so-called "Part 361 HCT/Ps" (meaning that they comply with section 361 of the Public Health Service Act and the regulations in 21 CFR 1271) are regulated differently from biologics or drugs. This is due to the fact they are minimally manipulated tissues intended for homologous use in the patient's body, are not combined with a drug, device or biologic, and do not have systemic or metabolic effects on the body. Unlike drugs and biologic products, FDA regulations do not require premarket approval for HCT/Ps; however, strict adherence to federally mandated cGTP regulations is required. These regulations are analogous to the cGMP regulations described below in terms of manufacturing standards. In addition, the FDA's regulations include other requirements to prevent the introduction, transmission and spread of communicable disease. The FDA's regulations require tissue establishments to register and list their HCT/Ps with the FDA and to evaluate donors through screening and testing.

        We received an "untitled letter" dated September 26, 2013 from the FDA stating, among other things, that both Grafix and Ovation did not meet these regulatory requirements because they are dependent upon the metabolic activity of living cells for their primary function and are not intended for autologous use or allogeneic use in a first or second degree relative; and that Ovation did not meet the minimal manipulation criterion. After discussions with, and providing additional information to, the FDA, we reached an agreement with the FDA confirming the regulatory status of Grafix as a

361 HCT/P and allowing the product to remain on the market as an HCT/P and without FDA pre-marketing approval, as a wound allograft for the treatment of acute and chronic wounds. We further committed to the FDA that, before marketing Grafix for certain expanded claims, we would submit a Biologics License Application (BLA) to the FDA and seek pre-marketing approval for any such additional indication. We also agreed to continue to transition our Ovation product line over to OvationOS, and agreed to complete that transition by no later than the second half of fiscal year 2014, which we did. In August 2014, we stopped distributing promotional materials for Ovation and ceased manufacturing the product. In October 2014, we stopped shipping Ovation from our Columbia, MD facilities. At December 31, 2014, we owned some units of Ovation located in the field for use in procedures by the end users. We believe that commercial distribution of BIO4 (originally branded as OvationOS), a viable bone matrix for bone growth, and Cartiform, a viable chondral allograft, does not require pre-market approval by the FDA because we believe that these products meet the regulatory definition of HCT/Ps.

        We engage in ongoing discussions and communication with FDA representatives regarding the applicable regulatory requirements and pathways for our product and product candidates. The analysis and determination of compliance with these regulatory requirements and pathways is complex and dependent upon numerous factors, and is readily subject to varying interpretations and conclusions. The FDA may not agree with our views on these matters. Should the FDA decide that Grafix, BIO4, Cartiform or any of our other Biosurgery products do not meet the regulatory definition of HCT/Ps, we will not be able to produce and redistribute these products unless and until we submit a BLA and obtain pre-marketing approval from the FDA, which would likely require clinical trials and could take years to obtain, at significant expense. This or any other determination by the FDA that adversely affects our ability to produce or market any of our products or product candidates would have a material adverse effect on our business, financial condition and results of operations.

        We maintain state licensure as a human tissue bank in Maryland, California, Florida, and New York. These are the only states in which this specific licensure is required for us. We also received and actively maintain American Association of Tissue Banks (AATB) accreditation.

Regulatory Approval Process

        If any of our Biosurgery products is determined not to qualify as a Part 361 HCT/P product, that product will require approval from the FDA before it can be marketed in the United States. All of our Biosurgery products will likely require pre-marketing approval or licensure from corresponding foreign agencies when sought to be marketed in Europe, where products that would otherwise qualify as a Part 361 HCT/P in the United States are more heavily regulated. These approvals require, among other things, that we demonstrate the safety and efficacy of the product, and are in any event costly and time consuming. The FDA regulates human therapeutic products in one of three broad categories: biologics, drugs, or medical devices.

        The FDA and its foreign equivalents generally require the following steps, or similar, for pre-market approval or licensure of a new biological product or new drug product:

  •
  preclinical laboratory and animal tests conducted in compliance with the FDA's Good Laboratory Practice, or GLP, requirements (or foreign equivalents) to assess biological activity and safety;

  •
  submission to the FDA of an IND application or equivalent application in other territories, which must become effective before clinical testing in humans can begin;

  •
  documentation of the product's chemistry, manufacturing controls, formulation, and stability;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with the FDA's Good Clinical Practice ("GCP") requirements (or foreign equivalents);

  •
  submission of a BLA to the FDA, (or the foreign equivalent thereof) for marketing that includes adequate results of preclinical testing and clinical trials to determine whether the product is safe, and effective for its intended use; and

  •
  regulatory approval of the product, including inspection and approval of the product manufacturing facility as compliant with cGMP or comparable requirements.

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

        Upon review of a BLA or NDA or equivalent, the regulatory authority may grant marketing authorization, request additional clinical data or deny approval if the agency determines that the application does not satisfy its approval criteria. Review of a marketing application typically takes one to three years, but may last longer, especially if the agency asks for more information or clarification of information already provided. Further clinical trials may be required to gain approval to promote the use of the product for any additional indications. Such additional indications are obtained through the approval of supplemental applications.

        The process of obtaining regulatory approval is lengthy, uncertain, and requires the expenditure of substantial resources. Each NDA or BLA in the United States must be accompanied by a user fee, established pursuant to the Prescription Drug User Fee Act ("PDUFA") and its amendments. PDUFA also imposes an annual product fee for prescription drugs and biologics ($98,380), and an annual establishment fee ($526,500) on facilities used to manufacture prescription drugs and biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated solely as orphan drugs. Foreign countries also impose similar or comparable fees, which are sometimes significant.

        Before approving a marketing application, all facilities and manufacturing techniques used for the manufacture of products must comply with applicable FDA or similar foreign regulations governing cGMP. In the United States, a local field division of the FDA is responsible for completing this inspection and for providing a recommendation for or against approval. This effort is intended to assure appropriate facility and process design in order to avoid potentially lengthy delays in product approvals due to inspection deficiencies. Similarly, before approving a new drug or biologics application, the FDA may also conduct pre-licensing inspection of a company, its contract research organizations and/or its clinical trial sites to ensure that clinical, safety, quality control and other regulated activities are compliant with GCP. To assure such cGMP and GCP compliance, the applicants must incur significant time and cost and put forth significant effort in the areas of training, record keeping, production, and quality control. Following approval, the manufacture, holding, and distribution of a product requires the continued allocation of significant resources to maintain full compliance in these areas.

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

        Additionally, once a drug product has been authorized to enter commercial distribution, numerous additional regulatory requirements apply. These include, among others: cGMPs; labeling regulations; the FDA's general prohibition against promoting drug products for unapproved or off-label uses; and adverse event reporting regulations, which require that manufacturers report if their drug may have caused or contributed to a death or serious injury. The FDA has broad post-market and regulatory and enforcement powers. Failure to comply with the applicable U.S. drug regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, refunds, recalls or seizures of products (which would result in the cessation or reduction of production volume), total or partial suspension of production, withdrawals or suspensions of current product applications, and criminal prosecution. Adverse drug reactions related to a drug product in any existing or future markets could cause regulatory authorities to withdraw market approval for such product.

        As noted above, when sought to be marketed in many foreign countries, including those of the European Union where human cells, tissues, and cellular and tissue-based products are more heavily regulated, our Biosurgery products require pre-marketing approval similar to that required of drugs and biologics in the United States.

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

Employees

        As of December 31, 2014, our headcount was 211 full-time and 6 part-time employees. Of this total, 21 were engaged in research and development and clinical trials in our Biosurgery business, 51 were engaged in Biosurgery manufacturing activities, 110 were engaged in sales and marketing activities, 13 were engaged in reimbursement and market access activities and 16 were engaged in administration, finance, and facilities.

        All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential or proprietary information. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any work stoppages.

Executive Officers and Senior Managers of the Registrant

        Executive officers are appointed annually by the Board of Directors and, subject to the terms of any applicable employment agreement, serve at the discretion of the Board of Directors. Senior managers are hired by the executive officers and are usually interviewed by at least one member of the Board of Directors. Information regarding our executive officers and senior managers is as follows:

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Lode Debrabandere, Ph.D.	50	President and Chief Executive Officer (since December 2013, Chief Operating Officer from October 2012 through November 2013 and Vice President of Therapeutics from July 2006 through September 2012)	Prior to joining Osiris, Dr. Debrabandere served for over four years with Bristol-Myers Squibb as Vice President for Strategic Marketing for Neuroscience and Infectious Diseases. He led the Neuroscience Unit and was the Global Brand Leader for Abilify™. Previously, Dr. Debrabandere led the Marketing department of UCB Pharma Inc., focusing in the areas of allergy/respiratory (Zyrtec™) and neurology (Keppra™).
Jonathan M. Hopper, M.B. Ch.B	52	Chief Medical Officer (since November 2014)	Prior to joining Osiris, Dr. Hopper served as Vice President, Global Medical Director at Stryker Corp. Previously, Dr. Hopper spent almost five years in wound care with ConvaTec Inc., serving as Vice President of Medical Affairs, North America and Asia Pacific. Earlier in his career, he was Senior Medical Officer at the Devices Clinical Team of MHRA (the UK Regulatory Agency for medicines and medical devices) and practiced medicine as a trauma and orthopaedic surgeon. Dr. Hopper graduated with a M.B. Ch.B. from Birmingham University Medical School UK, is a Fellow of the Royal College of Surgeons of Edinburgh and attained an M.B.A. at Keele University UK.

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Philip R. Jacoby, Jr.	62	Chief Financial Officer, Treasurer and Corporate Secretary (since October 2005)	Mr. Jacoby has over 30 years of financial and management experience with public and privately held companies. Mr. Jacoby joined Osiris in April 2005 as our Corporate Controller and principal accounting officer in preparation for our initial public offering. Prior to joining Osiris, Mr. Jacoby was the Vice President and Corporate Controller for FTI Consulting, Inc. (NYSE—FCN) for five years. Upon graduation from the University of Maryland, he spent over eight years with Arthur Andersen & Co.
Frank D. Czworka, Jr.	45	Vice President and General Manager of Wound Care (since February 2014, employed since August 2011)	Mr. Czworka joined Osiris in 2011 as General Manager of Wound Care and was promoted to Vice President in February 2014. Mr. Czworka has over 20 years of sales and marketing experience in the Life Science industry with a demonstrated track record of building specialty sales forces and developing product access in managed markets, including public and private payer accounts. Mr. Czworka worked for Auxillium Pharmaceuticals in a commercial leadership role from 2009 through 2011. He spent the majority of his biotech career at MedImmune, LLC where he held multiple commercial positions of increasing responsibility including Vice President of Sales. He was at MedImmune, LLC from 2000 through 2009. He has a BSBA degree in Marketing from the University of Central Florida.

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Gregory I. Law	48	Vice President of Finance (since November 2014)	Mr. Law has over 25 years of finance and accounting experience in a variety of industries. Prior to joining Osiris, Mr. Law was a Principal with Garland Group, where he provided consulting services to public and private companies in the areas of interim CFO and Controllership, financial reporting, mergers & acquisitions, valuation and compliance. Previously, Mr. Law held positions at McQuadeBrenan LLP, CRC Results, Control Solutions International, XO Communications, MCI and General Electric. He graduated from Virginia Tech with a BS in Accounting and earned his MBA from George Washington University.
Dwayne Montgomery	47	General Manager Orthopedics and Sports Medicine (since April 2014)	Mr. Montgomery brings over 20 years medical device experience in global commercial operations and strategic planning. Prior to joining Osiris, Mr. Montgomery served as the Senior Vice-President of Sales and Marketing for IlluminOss Medical where he was responsible for worldwide commercialization within the orthopedic trauma market. Mr. Montgomery also held progressing roles of executive responsibility at Smith & Nephew, Inc., serving as Vice President of Sales & Marketing for the Clinical Therapies Global Business, a division that eventually became Bioventus, Inc., and Vice President and General Manager for the Orthopedics Global Trauma Business with full P&L responsibility, he led a commercial team of 435 professionals and generating over $400 million in yearly revenue. Mr. Montgomery earned a Bachelor of Science Degree in Chemistry from the University of North Alabama and a M.B.A. from the Massey School of Business at Belmont University.

Name	Age	Position	Other Offices or Positions Held During the Past Five Years
Alla N.Danilkovitch, Ph.D.	51	Vice President, Research and Development (since April 2014, employed since April 2003)	Dr. Danilkovitch has over 25 years of broad biomedical research experience including stem cell biology, immunology and cancer research. She has a proven record of successful product development from scientific ideas to market launch, which includes the world's first approved stem cell drug, Prochymal, for graft versus host disease as well as Osiris' current line of products. Prior to joining Osiris, Dr. Danilkovitch conducted research at the following institutions: National Cancer Institute of National Institutes of Health, Max-Plank Institute of Biochemistry in Munich (Germany), Eotvos Lorand University in Budapest (Hungary) and Moscow State University (Russia). Dr. Danilkovitch earned a Ph.D. degree in cell biology and an M.S. degree in cellular immunology and microbiology from the Moscow State University. She also holds a R.N. degree in pediatrics with an intensive care experience at Moscow's province general hospital in Russia.
Adrian P. Mollo	40	General Counsel (since November 2014)	Mr. Mollo's background spans a broad spectrum of legal areas and he has extensive experience working with both established and emerging growth companies. Mr. Mollo has served as the lead partner for intellectual property licensing and transactions and as Vice Chair of the Intellectual Property Department for over fifteen years at the Washington, D.C. office of McKenna Long & Aldridge LLP. Mr. Mollo holds a J.D. from the University of South Carolina School of Law, where he graduated magna cum laude, and a B.A. from Winthrop University.

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

        Until fiscal 2009, we incurred losses in each year since our inception, and may incur additional losses over the next several years. As of December 31, 2014, we had an accumulated deficit of $203.5 million. These losses resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders' equity, total assets and working capital.

        We expect to continue to incur significant operating expenses in the foreseeable future as we seek to:

  •
  Complete our confirmatory Phase III quality random clinical trial with Grafix for complex diabetic foot wounds with exposed tendon or bone;

  •
  continue other studies and initiate and pursue additional studies and possible clinical trials for our Biosurgery products, including Grafix for venus leg ulcers, which we have begun, and possibly other potential indications;

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

        We rely upon third parties for certain aspects of our business, including collaboration partners, wholesale distributors, contract clinical trial providers, contract manufacturers and third-party suppliers. Because of the tightened global credit and continuing volatility in the financial markets, there may be a delay or disruption in the performance or satisfaction of commitments to us by these third parties, which could adversely affect our business.

We depend on key personnel.

        Our future success depends to a significant extent on the skills, experience and efforts of our scientific, management, and sales personnel. These include Lode Debrabandere Ph.D., Alla Danilkovitch, Ph.D., Philip R. Jacoby, Jr., and Frank Czworka. We also rely upon the guidance and experience of Peter Friedli, the Chairman of our Board of Directors. The loss of any or all of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. We are party to an employment agreement with Dr. Debrabandere. The existence of an employment agreement does not, however, guarantee retention of any officer or employee, and we may not be able to retain any of these individuals, whether or not we have an employment agreement with them. Except for Dr. Debrabandere, none of our employees is employed for a specified term. Competition for personnel is intense. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

The potential of our Biosurgery products and products under development to treat conditions may not be realized.

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

        We distribute our Biosurgery products in the United States. We may expand our distribution to other countries in the future. In the United States and elsewhere, the market for any pharmaceutical or therapeutic product is affected by the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers, health maintenance organizations and pharmacy benefit management companies. Biosurgery products like Grafix, Cartiform and BIO4 may have higher costs or fees associated with them compared with more traditional products, due to the higher cost and complexity associated with their research, development and production, and the complexity associated with their distribution—which requires special handling, storage and shipment procedures and protocols. This, in turn, may make it more difficult for us to obtain adequate reimbursement from third-party payors, particularly if we cannot demonstrate a favorable cost-benefit relationship. Third-party payors may also deny coverage or offer inadequate levels of reimbursement for our products if they determine that the product has not received appropriate clearances from the FDA or other government regulators or is experimental, unnecessary or inappropriate.

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

        Reimbursement policies also sometimes differ depending upon the setting in which the product is to be used. The use of our Biosurgery products in a hospital setting as part of a surgical or other more extensive procedure may have a reimbursement pathway that differs from a use in an outpatient setting for a more narrowly defined procedure. Thus, for example, the reimbursement pathway for Grafix—which we expect to be used more often in an outpatient setting—may differ from that for BIO4—which we expect to be used more often in an in-patient hospital setting as part of a surgical procedure.

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

        Our Biosurgery products consist of human tissue. This tissue is obtained by us from not-for-profit donor procurement agencies. Grafix is processed from human placental tissue. BIO4 is processed from deceased donor bone. Cartiform is processed from deceased donor cartilage. While we are not aware of significant supply issues, and placental tissue and deceased donor bone and cartilage is generally available to us, the supplier agencies may not be able to provide us with sufficient amounts of tissue to meet the demand. In addition, the use of human tissue as a treatment for human disease and medical conditions has increased over recent years and continues to increase, creating greater and continually increasing competition and demand for donated human tissue. Even if we are successful in our efforts to expand our compliment of Biosurgery products, we may not be able to secure quantities of human tissue sufficient to meet the demand.

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

  •
  we cannot control the quality, amount and timing of our collaborators' resources that will be devoted to performing their responsibilities under our agreements with them, and our collaborators may choose to pursue alternative technologies in preference to those being developed or commercialized in collaboration with us;

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

  •
  the ability of a collaborator to successfully market and promote our products;

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

Our most significant collaborative arrangement is with a subsidiary of Stryker Corporation, and our success may depend upon performance on the part of Stryker and the success of this collaboration. We are also dependent upon our exclusive partnership with Arthrex, Inc. for the commercial distribution of Cartiform, and may enter into and become dependent upon additional collaborations in the future.

        We are party to an Exclusive Service Agreement with Howmedica Osteonics Corp., also referred to as Stryker Orthopaedics, a subsidiary of Stryker Corporation ("Stryker"), for the commercialization of our viable bone matrix allograft under the name BIO4. Pursuant to the agreement, Stryker is the exclusive worldwide marketer and promoter of allograft services for BIO4 for use in surgical applications, including spine, trauma, extremity, cranial, and foot and ankle surgery. This collaboration is subject to all of the risks and uncertainties applicable to collaborative arrangements generally, including those described above. In addition, this collaboration is subject to a number of risks and uncertainties specific to the transaction and the parties.

        The agreement with Stryker provides for an initial four year exclusive term, commencing on the date of Stryker's initial commercial sale. The term may be extended by Stryker for an additional exclusive period of four years or an additional non-exclusive period of two years. If Stryker extends the term on an exclusive basis, it has the option to further extend the term on an exclusive basis for two years. Osiris is entitled to receive an initial exclusivity fee of $5,000,000 and additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. These additional fees are reduced on a sliding scale if Stryker meets certain revenue thresholds during the initial term, or if revenue goals are not met as a result of Osiris not fulfilling its supply obligations. Stryker is entitled to a certain percentage of sales of allograft services for BIO4 and has limited early termination rights. The success of this collaboration for us will in part be dependent upon Stryker, including its success in marketing and promoting BIO4.

        Stryker has significantly greater resources that we do, and this collaboration is not as core to its business as it is to ours. We are dependent upon Stryker's continued performance under this collaboration, and any determination by Stryker not to proceed or perform, or any material adverse event that affects Stryker's ability or desire to perform may have a material adverse effect on our business.

        We are also dependent upon our exclusive commercial and development partnership with Arthrex, Inc., to which we have granted exclusive commercial distribution rights for Cartiform, and any determination by Stryker not to proceed or perform, or any material adverse event that affects Stryker's ability or desire to perform may have a material adverse effect on our business.

        We may also enter into additional collaborations in the future. We are dependent upon our current collaborators, and will be dependent upon any future collaborators, in performing their responsibilities in connection with the relevant collaboration. If we fail to maintain our existing or any future collaborative relationships for any reason, we would need to undertake on our own and at our own expense, or find other collaborators, to perform the activities we currently anticipate will be performed by our collaborators. This may substantially increase our cash requirements. We may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all. This may limit the programs we are able to pursue and result in significant delays in the development, sale and manufacture of our products, and may have a material adverse effect on our business.

We distribute products through distribution arrangements that sometimes involve the consignment of inventory to third parties, which results in additional risk and uncertainty as to the viability of consigned inventory and as to inventory accounting.

        We have historically distributed our Biosurgery products either ourselves or through third party distributors who sometimes take possession of our inventory on a consignment basis, or through a combination of both methods. In some situations, we store consigned inventory on site in freezers at hospital or clinic facilities. We commercialize Grafix through the efforts of our own focused direct distribution and marketing staff, as well as through a network of specialty distributors for certain target markets. Like Ovation and OvationOS, Bio4 will sometimes be commercialized through a consignment arrangement, and our agreement with Stryker includes consignment terms, as does our agreement with Arthrex for Cartiform. Because our consigned inventory must be stored at –80 C, it is at risk of thawing, resulting in the loss of that inventory. That risk of loss of is borne by us, although we believe that we maintain adequate insurance to cover the risk. Inventory management is complicated by a consignment arrangement, as is revenue recognition and inventory and receivables accounting. Thus, for example, no revenue is recognized upon the placement of inventory into consignment, as we retain title and maintain the inventory on our balance sheet. For these products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. This may not occur in a timely manner, meaning that our financial statements may not always reflect our actual inventory and receivables balances as of the end of a fiscal period. We monitor and verify the condition and status of all consigned inventory on at least a quarterly basis, at additional expense to us. In addition, FDA, AATB and other accrediting agency rules, regulations or standards require that we monitor our consigned inventory, and require tracking of human tissue and inventory as it moves through the supply chain. Moreover, as is the case with all of our inventory, should the FDA or any other regulatory authority determine that we are unable for any reason to continue to distribute consigned inventory, either on account of the viability of that inventory or because of the withdraw of necessary approvals or other qualifications allowing for the distribution and sale of that inventory, the value of that inventory may have to be written off and our balance sheet adjusted accordingly. The complexity of our inventory management, or the application of rules, regulations and standards to our product inventory, or the occurrence of any of these negative events, could have an adverse effect on our business, financial condition and results of operations.

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

Our dependence on third parties may increase the risk that we will not have adequate quantities of our biosurgery products.

        Our Biosurgery product supply chain and processing infrastructure depends on the performance of a number of complex contracts between us on the one hand and our suppliers and redistributors on the other. If any of our suppliers, distributors or other business partners cannot or do not perform their contractual obligations, then our production efforts may suffer. If we cannot or do not perform our contractual obligations, then we may be subject to arbitration, mediation or litigation that could have a material adverse effect on us.

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

        Our suppliers, distributors and other third parties with which we contract are subject to many or all of the risks and uncertainties that we are subject to. Similar to us, they are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. However, we do not control compliance with these regulations and standards by our suppliers, distributors and other third parties with which we contract. They might not be able to comply with these regulatory requirements. If they fail to comply with applicable regulations, the FDA or other regulatory authorities could impose sanctions on us, including fines, injunctions, civil penalties, denial of any required marketing approval, delays, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operating restrictions and criminal prosecutions. Any of these actions could significantly and adversely affect the supply of our products and could have a material adverse effect on our business, financial condition and results of operations.

If our processing and storage facility is damaged or destroyed, our business and prospects would be negatively affected.

        If our processing and storage facility or the equipment in the facility were to be significantly damaged or destroyed, we could suffer a loss of some or all of the stored product, raw and other materials, and work in process.

        We lease approximately 61,203 square feet of space in Columbia, Maryland that houses essentially all of our corporate operations. Currently, we maintain insurance coverage totaling $22.8 million against damage to our property and equipment, an additional $5.0 million to cover business interruption and extra expenses, and $7.3 million to cover R&D restoration expenses. If we have underestimated our insurance needs, we will not have sufficient insurance to cover losses above and beyond the limits on our policies.

Ethical, legal and other concerns surrounding the use of human tissue may negatively affect public perception of us or our products, or may result in increased scrutiny of our products and product candidates from a regulatory approval perspective, thereby reducing demand for our products, restricting our ability to market our products, or adversely affecting the market price for our common stock.

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

        In the marketplace, we compete with other companies and organizations that are marketing or developing products competitive with Grafix and our other Biosurgery products and products under development. In many cases, the competing product or candidate is based on traditional pharmaceutical, medical device or other therapies and technologies. Competitors competing with our Biosurgery products include, but are not limited to: Organogenesis, the manufacturer of Apligraf and Dermagraft and MiMedx, the manufacturer of EpiFix which competes with Grafix. BIO4 competes with bone tissue products such as Osteocel® and Trinity®, while Cartiform competes with cartilage allografts. In addition to those listed above, we have other existing and potential competitors developing a variety of treatments and therapies for the same conditions for which we market our products.

        We also face competition in the cellular regenerative field from academic institutions and governmental agencies. Many of our current and potential competitors have greater financial and human resources than we have, including more experience in research and development and more established marketing and distribution capabilities.

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

        We face an inherent risk of product liability claims. None of our products have been widely used over an extended period of time, and therefore our safety data is limited. We derive the raw materials for our products from human donor sources, the production process is complex, and the handling requirements are specific, all of which increase the likelihood of quality failures and subsequent product liability claims. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage or at all. If we are unable to obtain insurance, or if claims against us substantially exceed our coverage, then our business could be adversely impacted. Whether or not we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

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

        We expect to continue to incur significant operating expenses in connection with our planned expansion of our biosurgery business, as we seek to:

  •
  continue to develop, expand and support our distribution network of third party distributors and independent sales professionals for the distribution of Grafix, BIO4 and other Biosurgery products;

  •
  continue to expand and support our internal sales force and marketing capabilities, through the hiring of sales and marketing professionals and building an internal sales and marketing organization;

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

        The FDA has developed a tiered, risk-based regulatory framework, which includes criteria for facility management, quality assurance, donor selection, and processing of human cells, tissues, and cellular and tissue based products. We believe that commercial sale of Grafix as a wound allograft for the treatment of acute and chronic wounds, including diabetic foot ulcers, does not require pre-market approval by the FDA because we believe that this product meets the regulatory definition of human cells, tissue, and cellular and tissue-based products, or so-called Part 361 HCT/Ps (meaning that they comply with section 361 of the Public Health Service At (PHSA) and 21 CFR 1271). We received an "untitled letter" dated September 26, 2013 from the FDA stating, among other things, that both Grafix and Ovation do not meet these regulatory requirements because they are dependent upon the metabolic activity of living cells for their primary function and are not intended for autologous use or allergenic use in a first or second degree relative; and that Ovation does not meet the minimal manipulation criterion. After discussions with, and providing additional information to, the FDA, we reached an agreement with the FDA confirming the regulatory status of Grafix and allowing the product to remain on the market as an HCT/P and without FDA pre-marketing approval, as a wound allograft for the treatment of acute and chronic wounds. We further committed to the FDA that, before marketing Grafix for certain expanded indications, we would submit a Biologics License Application (BLA) to the FDA and seek pre-marketing approval for any such additional indication. We also agreed to continue to transition our Ovation product line over to OvationOS (now branded as BIO4) by no later than the second half of 2014, which we did. In August 2014, we stopped distributing promotional materials for Ovation and ceased manufacturing the product. In October 2014, we stopped shipping Ovation from our Columbia, MD facilities. At December 31, 2014, we owned some units of Ovation located in the field for use in procedures by the end users. We believe that commercial distribution of BIO4, a viable bone matrix for bone growth, and Cartiform, a viable chondral allograft, does not require pre-market approval by the FDA because we believe that these products meet the regulatory definition of HCT/Ps.

        We engage in ongoing discussion and communication with FDA representatives regarding the applicable regulatory requirements and pathways for our products and product candidates. The analysis and determination of compliance of a product with these regulatory requirements and pathways is complex and dependent upon numerous factors, and is readily subject to varying interpretations and conclusions. The FDA may not agree with our views on these matters. Should the FDA decide that Grafix, BIO4 or any of our other Biosurgery products do not meet the regulatory definition of HCT/Ps, we will not be able to produce and redistribute these products unless and until we submit a BLA and obtain pre-marketing approval from the FDA, which would require clinical trials and could take years to obtain, at significant expense. This or any other determination by the FDA that adversely affects our ability to produce or to market any of our products or product candidates would have a material adverse effect on our business, financial condition and results of operations.

Our ability to expand the marketing claims for Grafix and BIO4 is limited by Federal regulations, and will likely require the submission to the FDA of a biologics license application, or BLA, and the receipt of pre-marketing approval from the FDA, for the particular indication.

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

        We have initiated efforts to obtain a BLA for Grafix. For the current label indications, for Grafix and BIO4,we rely upon the exception to the BLA limits requirement afforded Part 361 HCT/Ps. However, compliance with these requirements our activities in respect of these products. For example, we will not be able to enhance tissue based products in a manner which would result in the product being more than "minimally manipulated" within the meaning of 21 CFR 1271. These and other limitations applicable to HCT/Ps limit the indications for which these products may be marketed. Moreover, the FDA continues to review and inspect marketed products, manufacturers and manufacturing facilities, and even if a BLA is not required initially, the FDA or its foreign equivalents may create additional regulatory burdens in the future or may reevaluate or modify current regulatory frameworks in a manner adverse to us. Later discovery of previously unknown problems with a product, manufacturer or facility—including those of or associated with a competitor or competing product—may result in the imposition of additional restrictions on us or our products, including a withdrawal of the product from the market. This would have a material adverse effect on our business, financial condition and results of operations.

If we are not able to conduct clinical trials properly and on schedule, or if any such clinical trials prove to be unsuccessful, we would be unable to secure sought after, or any required, regulatory approvals.

        We are currently pursuing and in the future may pursue additional clinical trials for our Biosurgery products to enhance our ability to successfully market these products, or to obtain pre-marketing approval if required by the FDA for us to market certain products, or to market our products for expanded indications. Clinical trials are costly and time consuming. The completion of clinical trials may be delayed or terminated, or the costs may be increased, for many reasons, including, but not limited to, if:

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

        Tissue based products are regulated differently in different countries. We believe that commercial distribution of Grafix as a wound allograft for the treatment of acute and chronic wounds, including diabetic foot ulcers, and the commercial distribution of BIO4, a viable bone matrix for bone growth, do not require pre-market approval by the FDA in the United States because we believe that these products meet the regulatory definition of human cells, tissue, and cellular and tissue-based products, and qualify as Part 361 HCT/Ps. Many foreign jurisdictions have a different and more difficult regulatory pathway for human tissue based products, which may prohibit the distribution of these products until the applicable regulatory agencies grant marketing approval, or licensure. The process of obtaining regulatory approval is lengthy, expensive and uncertain, and we may never seek such approvals, or if we do, we may never gain those approvals. Any sought after or required approvals in Europe will likely require that we conduct clinical trials, which are themselves are costly and time consuming, and subject to risk and uncertainty, and may prove to be unsuccessful. Any adverse events in our clinical trials for one of our products could negatively impact our other products.

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

        A significant amount of our technology, including our teaching regarding the processing of our Biosurgery products, is unpatented and is maintained by us as trade secrets or confidential know-how. In an effort to protect this proprietary information, we require our employees, consultants, collaborators and advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of trade secrets or confidential information, and these agreements may be breached. For example, a portion of the processing methodology and know-how for Grafix is protected by trade secret or through confidentiality arrangements. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships.

        Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or know-how.

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

        Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets or know-how would impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations.

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

        The claims of our existing U.S. patents and those that may issue in the future, or those licensed to us, may not confer on us significant commercial protection against competing products. Even if we hold patents or have patent rights through licenses or otherwise with respect to a particular product, third parties may challenge, narrow, invalidate, design around, or circumvent any patents now or hereafter owned, assigned or licensed to us. Patents with broader claims tend to be more vulnerable to challenge by other parties than patents with extremely narrow claims. Also, our pending patent applications may not issue, may issue with substantially narrower claims than currently pending claims, or we may not receive any additional patents. Further, the laws of foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our patents might not contain claims that are sufficiently broad to prevent others from utilizing our technologies. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property.

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

        Significant aspects of our Biosurgery product technology, especially the teaching regarding the manufacturing processes for these products, are unpatented and maintained by us as trade secrets or proprietary know-how. In an effort to protect these trade secrets and know-how, we require our employees, consultants, collaborators and advisors to execute confidential disclosure agreements before the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements, however, may not provide us with adequate protection against improper use or disclosure of confidential information, and these agreements may be breached. A breach of confidentiality could affect our competitive position. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants, collaborators or advisors have previous employment or consulting relationships. Also, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

        Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. The disclosure of our trade secrets or know-how would impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations.

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

        We have received all of the $50 million in initial consideration, consisting of $35 million in cash and $15 million in Mesoblast ordinary shares. Payment of the initial consideration made in Mesoblast ordinary shares ($15 million) was subject to a one-year holding period that ended in December 2014. We continue to hold these shares and Mesoblast has agreed to purchase the shares for at least $15 million in cash prior to the middle of 2015. In the event that Mesoblast does not purchase these shares from us as agreed, the value of these shares will remain subject to market and foreign currency exchange risk, and we may be forced to liquidate these shares through other means and on terms materially less favorable to us. Our ability to receive the second $50 million is subject to satisfaction of a series of milestones, all of which are largely dependent upon the clinical and regulatory success of Mesoblast and other factors not in our control. These include many if not all of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast, including product development, efficacy and regulatory risks. We have received no such payments thus far, nor do we have any expectation of receiving any such payments in the foreseeable future. Our ability to earn royalty payments from Mesoblast is subject to these same risks and will require performance by Mesoblast that results in its meeting some or all of the milestones referred to above, and is thereafter also dependent upon the commercial success of Mesoblast's ceMSC business. Royalties, if any, are payable to us in cash. Any portion of the second $50 million that becomes payable to us will be payable, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares.

        Any portion of the second $50 million in consideration paid in Mesoblast ordinary shares will also be, is subject to a one year holding period, again with limited downside protection for a drop in the Mesoblast share price over the holding period. Therefore, any such payment, if made, will be are subject to investment risk, and because the Mesoblast ordinary shares are traded on the Australian Stock Exchange (ASX) and the per share price is denominated in Australian Dollars, will also be subject to foreign currency exchange risk.

        Accordingly, not only do we have no assurances that any of the second $50.0 million in consideration will ever be paid to or received by us, but also we may be unable to liquidate on favorable terms any amounts paid to us in Mesoblast ordinary shares. As a result, we may have less cash available to fund our remaining operations and to support the continued development and pursuit of our Biosurgery business, and our financial condition or results of operations could be materially adversely affected.

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

        Of the $50 million in initial consideration, $15 million has been paid to us in Mesoblast ordinary shares. Although we were initially subject to investment risk and foreign currency exchange risk in respect of our ownership of these shares, Mesoblast has agreed to purchase the shares for no less than $15 million during the first half of 2015.

        Nevertheless, any portion of the second $50 million in consideration that may become payable to us under the Purchase Agreement (if and only if certain milestones are met by Mesoblast), is also payable to us, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares. In the event of any negative events with respect to or otherwise affecting Mesoblast or the value of its ordinary shares, the value of any such additional Mesoblast ordinary shares acquired by us would be negatively affected and we could lose, in whole or in part, the value to us of that portion of the consideration paid to us by Mesoblast. If we are unable to liquidate on favorable terms any amounts paid to us in Mesoblast ordinary shares, we will have less cash available to fund our remaining operations and to support the continued development and pursuit of our biosurgery business, and our financial condition or results of operations could be materially adversely affected.

Risks Related to Our Common Stock

Although we have recently remediated a material weakness in our internal control over financial reporting, if we are unable to maintain the effectiveness of our internal controls, then a material misstatement could result in our financial statements.

        We previously identified a material weakness in our internal control over financial reporting and, as a result of such weakness, our management, with the participation of our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013. The material weakness related to the maintenance of effective controls over the application and monitoring of our accounting for income taxes. With respect to our controls over the application and monitoring of our accounting for income taxes, we did not have controls designed and in place to ensure effective oversight of the work performed, and the accuracy of, financial information or professional conclusions provided by, third-party tax advisors. We have since remediated the material weakness through implementation of enhanced controls related to review and oversight of complex transactions and infrequent events. Additionally, we engaged a new third party tax advisor to oversee and prepare the Company's tax provision and other related documents. As a result, our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 no longer reports this material weakness or any other material weakness over financial reporting, and the audit report of our independent registered public accounting firm no longer expresses an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014. Nevertheless, we may experience other material weaknesses in our internal control over financial reporting in the future, which could lead to or result in a material misstatement in our financial statements.

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

        Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own approximately 54% of our outstanding common stock as of March 1, 2015. Included among this 54%, Peter Friedli, the Chairman of the Board of Directors, and certain entities with which he is affiliated, beneficially own approximately 43% of our outstanding common stock as of March 1, 2015. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B.    Unresolved Staff Comments.

        Not Applicable.

ITEM 2.    Properties.

        Our corporate headquarters are located in Columbia, Maryland, where we lease approximately 61,000 square feet, currently at a rent of approximately $1.5 million per annum. Our lease expires October 2023, and includes options to extend the term for two additional five year periods

ITEM 3.    Legal Proceedings.

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

	2014		2013
	High	Low	High	Low
Quarter Ended
March 31	$17.96	$12.94	$11.66	$6.55
June 30	16.37	12.39	11.76	9.45
September 30	17.02	12.59	27.40	10.01
December 31	15.99	12.05	19.75	13.03

Stockholders

        As of February 23, 2015, there were approximately 127 stockholders of record of our common stock and, according to our estimates, approximately 5,678 beneficial owners of our common stock.

Dividends

        We have not paid dividends to our stockholders since our inception. It is possible that we may pay cash dividends to our stockholders in the future if we feel our cash resources comfortably exceeds our projected needs for growth and unforeseen contingencies.

Unregistered Sales of Securities and Use of Proceeds

        There were no issuances of unregistered securities during fiscal 2014.

Issuer Purchase of Equity Securities

        There were no repurchases by us of our securities during fiscal 2014 or 2013.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The information required by Item 201(d) of Regulation S-K, pursuant to paragraph (a) of this Item 5, is incorporated herein by reference to the information contained in the Company's Proxy Statement for the 2015 Annual Meeting of Stockholders, which is anticipated to be filed pursuant to Regulation 14A no later than one hundred twenty (120) days following the end of the fiscal year reported on.

ITEM 6.    Selected Financial Data.

        We derived the selected financial data presented below for the periods or dates indicated from our financial statements. Our financial statements for these periods were audited by an independent registered public accounting firm. You should read the data below in conjunction with our financial statements, related notes and other financial information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These historical results are not necessarily indicative of results that may be expected for future periods. The data presented for fiscal 2012, 2011, and 2010 has been restated from prior year's presentation to account for our former Therapeutics business as discontinued operations, as discussed more fully in the Notes to Financial Statements.

	Year ended December 31,
	2014	2013	2012	2011	2010
Product revenues	$59,867	$24,308	$7,849	$1,263	$183
Cost of product revenues	13,171	6,656	2,551	531	62

Gross profit	46,696	17,652	5,298	732	121

Operating expenses:
Research and development	6,862	4,952	5,501	4,340	4,399
Selling, general and administrative	38,116	15,533	5,630	7,169	6,450

Total operating expenses	44,978	20,485	11,131	11,509	10,849

Income (loss) from operations	1,718	(2,833)	(5,833)	(10,777)	(10,728)
Other (expense) income, net	(1,771)	414	49	100	175

Loss from continuing operations, before income taxes	(53)	(2,419)	(5,784)	(10,677)	(10,553)
Income tax (expense) benefit	(193)	1,326	37	775	(241)

Loss from continuing operations	(246)	(1,093)	(5,747)	(9,902)	(10,794)
(Loss) income from discontinued operations	(1,543)	42,731	(5,318)	24,794	23,919

Net (loss) income	$(1,789)	$41,638	$(11,065)	$14,892	$13,125

Basic loss per share from continuing operations	$(0.01)	$(0.04)	$(0.17)	$(0.30)	$(0.33)
Basic and diluted (loss) income per share	$(0.05)	$1.25	$(0.34)	$0.45	$0.40
Weighted average common shares (basic and diluted)	34,263	33,307	32,859	32,820	32,784

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and investment securities	$50,104	$59,010	$34,092	$47,265	$67,608
Working capital(1)	85,370	73,316	33,993	43,393	27,423
Total assets	98,118	92,097	41,464	54,273	77,784
Long-term liabilities	3,589	355	531	430	3,798
Accumulated deficit	(203,543)	(201,754)	(243,392)	(232,327)	(247,219)
Total stockholders' equity	83,963	80,949	35,890	45,818	27,457

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

        The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three fiscal years ended December 31, 2014, 2013 and 2012 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "Item 8. Financial Statements and Supplementary Data."

        In October 2013, we sold our Therapeutics segment for up to $100.0 million in initial and contingent consideration and we are now focused on developing and commercializing our Biosurgery business. As a result of this sale, we eliminated our Therapeutics segment from our continuing operations and we have presented the assets, liabilities and results of this segment's operations as discontinued operations for all periods. The following discussion of our financial condition and results of operations excludes the results of our discontinued operations unless otherwise noted. See Note 2, "Discontinued Operations" in the accompanying consolidated financial statements for further discussion of these discontinued operations.

Business Overview

        Osiris Therapeutics, Inc., based in Columbia, Maryland, is a world leader in researching, developing and marketing cellular regenerative medicine products that improve the health and lives of patients, and lower overall healthcare costs. We continue to advance our research and development in biotechnology by focusing on innovation in regenerative medicine—including bioengineering, stem cell research and viable tissue based products. We have achieved commercial success with products in orthopedics, sports medicine and wound care, including Ovation®, OvationOS® (now the subject of exclusive distribution rights held by Stryker under the brand BIO4 ™), Cartiform® and Grafix®.

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

        In October 2013, we sold our Therapeutics business, including Prochymal and related assets, to a wholly-owned subsidiary of Mesoblast Limited (ASX: MSB; USOTC: MBLYT) in a transaction that is worth up to $100 million plus royalties. The agreement with Mesoblast provides for the receipt by us of $50 million in initial consideration for closing and delivery of the assets, and for up to an additional $50 million in payments, but only upon Mesoblast achieving certain clinical and regulatory milestones. In addition, we are entitled to earn single to low double-digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired technology. Mesoblast has assumed all future development costs and efforts. As of December 31, 2013, of the $50 million in initial consideration, we had received $35 million, comprised of $20 million in cash and $15 million of Mesoblast stock, which was restricted from resale until December 2014. We received the remainder of the initial consideration, in the amount of $15 million, in cash, on April 10, 2014. Mesoblast has agreed to purchase the Mesoblast stock for not less than $15 million in April 2015. During fiscal 2014, we completed all of our responsibilities under a separate transition services agreement with Mesoblast and can now focus our full attention on our Biosurgery business.

        During December 2014, the company signed a strategic commercial partnership for the orthopedics unit with Stryker Corporation, to distribute BIO4™. The Company signed a second strategic commercial partnership with Arthrex, Inc. for the Sports Medicine Unit, to distribute Cartiform®.

        Over the past five fiscal quarters, we have experienced significant growth in revenues from our Biosurgery products. We have also made a significant investment in increasing our sales force, and expect to incur additional research and development expenses associated with efforts to obtain pre-marketing approval from the FDA for expanded indications for Grafix. As we continue with this transition, and the transition of Ovation to Ovation OS and BIO4, we face all of the risks and uncertainties to which our business is generally subject. Thus, while we have demonstrated some limited success thus far in the pursuit of our new Biosurgery strategy, we recognize that we operate in a competitive and challenging business environment and that our continued execution on this strategy will face a number of challenges. As a result, we may experience variability in our overall results, and in our quarter to quarter revenues.

        We are a fully integrated company, having developed capabilities in research, development, manufacturing, marketing and distribution of stem cell products.

Financial Operations Overview

Revenue

        We manufacture human tissue based products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as through the efforts of employee sales personnel. We presently manufacture and distribute Grafix for the treatment of chronic wounds, and Cartiform, a viable cartilage mesh for cartilage repair. We also produce our viable bone matrix tissue form, OvationOS, now the subject of an exclusive worldwide arrangement with a subsidiary of Stryker Corporation, which will distribute the product under the brand BIO4, beginning in 2015. All of these products are cryo-preserved and stored in special freezers at –80 degrees Celsius. Customers have the product shipped to them on dry ice. Legal title usually passes to the customer when the product leaves our shipping dock. We do have consignment inventory at certain hospital sites and in those situations, title instead passes to the customer when the product is used in a surgical procedure. Due to the nature of the products and the manufacturing process, we generally do not allow sales returns.

        During the third quarter of fiscal 2010, we launched Grafix as the first product in our then newly established Biosurgery segment, for limited commercial distribution. We began distribution of a second product, Ovation, in early fiscal 2011. We transitioned our Ovation product to OvationOS during the second half of fiscal 2014. These products followed our first generation Biosurgery product, Osteocel, which we sold to Nuvasive, Inc. in 2008 for approximately $80 million in aggregate consideration. We have continued to increase our distribution volume for Grafix and our other current Biosurgery products throughout fiscal 2012, 2013, and 2014 through both in-house personnel as well as through our expanding distributor network. The increase in product revenue and gross profit since commercial launch is due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of Biosurgery products in the foreseeable future.

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

        Consistent with our historic focus on the development of biologic drug candidates with potential uses in multiple indications, many of our historic costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through December 31, 2014, we incurred aggregate research and development costs of approximately $443 million.

        Biosurgery research and development expenses were $5.5 million in fiscal 2012, $5.0 million in fiscal 2013, and $6.9 million in fiscal 2014, which includes costs incurred for Protocol 302, which began during the second quarter of Fiscal 2012 and was designed to allow for the collection of data necessary to obtain the permanent HCPCS Q-codes for Grafix, which are required for Medicare and Medicaid reimbursement when treatment is performed in the outpatient setting.

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

Income Taxes

        The total tax provision for 2014 is a combination of $193,000 from continuing operations and $941,000 from the portion of the proceeds from the sale of discontinued operations received in 2014, which is reflected as a component of discontinued operations. The tax expense from continuing operations is due to federal alternative minimum taxes and state taxes.

        Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets as of December 31, 2013 and 2014, which relate primarily to net operating loss and various business tax credit carry-forwards. In the event that we become profitable, we have general business credits (before a 100% valuation allowance) of approximately $70.5 million that may be utilized to reduce our Federal tax but not below the alternative minimum tax threshold. In addition, windfall equity based compensation deductions in the amount of $5.4 million are tracked but not recorded to the balance sheet until they are reduce income taxes payable on a with-and-without basis.

        The total tax provision for 2013 is a combination of the income tax benefit of $1.3 million from continuing operations and the gain from sale of discontinued operations, which is reflected net of income taxes of $1.7 million. The tax provision for 2013 reflects an effective tax rate benefit for continuing operations of 54.8% and was greater U.S. statutory tax rate of 35% due primarily to the tax benefit from disqualifying dispositions of incentive stock options (excluding windfall tax benefits). The Company was also subject to the alternative minimum tax of $388,000, which was included in the income taxes allocated to the gain from the sale of discontinued operations.

        In October 2013, we entered into an agreement with a wholly owned subsidiary of Mesoblast Limited for the sale of our culture-expanded mesenchymal stem cell (ceMSC) business, including Prochymal, in a transaction valued up to $100 million. Of the $50 million in initial consideration, $20 million was paid in cash and $15 million was paid in shares of Mesoblast Limited stock, prior to the close of fiscal 2013. The remaining $15 million payment was received in April 2014. The $50 million in initial consideration was recognized for financial statement reporting purposes and reported as a $49.4 million gain from sale of discontinued operations. For income tax purposes, the $35 million received was recognized in fiscal 2013 and the balance of the initial consideration of $15 million was recognized in fiscal 2014 for income tax purposes. The tax effect of the $15 million consideration received in fiscal 2014 was reported as a deferred tax liability in the amount of $6.1 million in 2013. This deferred payment also required that interest be accrued in the amount of $103,000 that increased the income taxes payable in 2013.

        Amended income tax returns were filed for fiscal years 2010, 2011 and 2012 to reverse the calculation of the Orphan Drug Tax Credit taken in those years and increase the net operating loss carry-forwards which will be utilized to offset the gain generated from sale of discontinued operations. The amended 2010 federal income tax return will generate an income tax recoverable in the amount of $79,000. The inventory of deferred tax assets has been updated for these income tax amendments. Those refunds were received in 2014.

        In fiscal 2012, we recognized an income tax benefit of $37,000 from continuing operations, in connection with truing up our tax asset accounts in connection with the filing of our 2011 income tax returns.

        The total tax provision for 2013 is a combination of the income tax benefit of $1.3 million from continuing operations and the gain from sale of discontinued operations, which was reflected net of income taxes of $1.7 million. The tax provision for 2013 reflected an effective tax rate benefit for continuing operations of 54.8% compared to a U.S. statutory tax rate of 35%. This represented the benefit from continuing operations in 2013.

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

Revenue Recognition

        In fiscal 2010 we began operations of our Biosurgery business as a separate business segment, focused on developing high-end biologic products for use in wound healing and surgical procedures. We commenced the manufacturing of our first Biosurgery segment product, Grafix, a regenerative wound care product, during the first quarter of 2010. During the first and second quarters of 2010, we distributed the product only for initial clinical evaluation. We launched the product for limited commercial distribution during the third quarter of 2010. We began distribution of another Biosurgery product, Ovation, in early fiscal 2011, and continued to increase our distribution volume of both products throughout fiscal 2011 and 2012. During fiscal 2013, we launched Cartiform, a viable cartilage mesh for cartilage repair and in 2014 we transitioned our Ovation product to OvationOS (now branded by Stryker as BIO4), a viable bone matrix. We recognized revenues of $59.9 million, $24.3 million, and $7.8 million on distribution of our Biosurgery products in fiscal 2014, 2013 and 2012, respectively.

        We generally recognize revenue on the distribution of our Biosurgery products when we ship the frozen product to our customers. Legal title typically passes to the customers when the product leaves our shipping dock for most transactions. In some situations, we store consigned inventory on site in freezers at hospitals or clinic facilities. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. For these products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. Due to the nature of the products and the manufacturing process, we generally do not allow sales returns or refunds.

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

Accounts Receivable

        Accounts receivable has grown as a result of our revenue increasing from $8.1 million in Q4 2013 to $19.3 million in Q4 2014. Accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer's contract, typically 75-days, to be past due. As of December 31, 2014 and 2013, accounts receivable in the accompanying balance sheets are reported net of a $1,256,000 and a $78,000 allowance for doubtful accounts, respectively. Accounts receivable balances are not collateralized. We have incurred bad debt expense of $1,178,000, $80,000, and $22,000 related to our Biosurgery operations during fiscal 2014, 2013 and 2012, respectively. We are experiencing some collection issues due to the termination of distributorships related to our new strategic partnerships with Arthrex and Stryker.

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

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the fiscal years 2014, 2013 or 2012.

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

Derivative Accounting

        We account for derivative financial instruments under ASC 815, Derivatives and Hedging. We do not trade derivative instruments as a part of our normal continuing operations. We held a derivative instrument for the price protection of the value of the Mesoblast stock held from falling below $15.0 million for a one year period, which was included in trading securities on the Balance Sheet as of December 31, 2013. The fair value of the price protection instrument was $1.7 million at December 31, 2013. The price protection ended in December 2014 and Mesoblast committed to us to purchase the Mesoblast ordinary shares held by us for no less than $15 million. Therefore, as of December 31, 2014, we no longer had a derivative instrument.

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

        Biosurgery research and development expenses were $6.9 million, $5.0 million, and $5.5 million, in fiscal 2014, 2013 and 2012 respectively, which includes costs incurred for Protocol 302 designed to allow for the collection of data necessary to obtain the permanent HCPCS Q-codes that began during the second fiscal quarter of 2012.

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2014 and 2013, we had no accruals for interest or penalties related to income tax matters.

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

        Diluted loss from continuing operations for the year ended December 31, 2014 excluded all 1,608,557 shares issuable upon the exercise of options, as their impact on our loss from continuing operations is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical.

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

Derivative Instruments

        Generally, we do not enter into hedging or derivative instrument arrangements. In connection with the sale of our Therapeutics business, we did receive $15 million of Mesoblast Limited ordinary shares which were restricted from sale for a period of twelve months. Mesoblast provided us with limited down-size protection in the event that the value of the shares when the restrictive period expired was lower than the price when the shares were issued. In the event the price was lower, Mesoblast agreed to pay us the difference in price, 50% of which would be in cash and the balance in either cash or additional Mesoblast shares, at the sole discretion of Mesoblast. In the event Mesoblast issued additional shares in this regard, the new shares would be subject to a new twelve month restriction period. We accounted for this as a derivative instrument. The price protection ended in December 2014 and Mesoblast has committed to us to purchase the Mesoblast ordinary shares held by us for no less than $15 million in the first half of fiscal 2015. Therefore, as of December 31, 2014, we no longer had a derivative instrument.

Results of Operations

Year ended December 31, 2014 compared to December 31, 2013

Product Revenues & Gross Profit

        During fiscal 2014, our revenue from product distribution more than doubled to $59.9 million, as we continued to focus on the commercialization of our Biosurgery products. The increases in revenue were achieved through the expansion of our in-house sales and marketing team, as well as increased attributed to our product distributors. We experienced growth in sales in both Grafix and Ovation over this period. In addition, in 2013 we introduced Cartiform, a viable cartilage mesh for cartilage repair. During the latter half of fiscal 2014, we completed the transition of Ovation and introduced OvationOS (now branded as BIO4 by Stryker), a viable bone matrix for bone growth.

        Our gross profit margin increased in fiscal 2014 to 78% compared to 73% in the prior year, primarily as the result of operational efficiencies as we more heavily utilize our production facilities. Throughout fiscal 2013 and 2014, we continued to operate our manufacturing facilities at our Columbia, Maryland location using one shift and have capacity to facilitate further growth without substantial increases in our clean room and manufacturing facilities.

Research and Development Expenses

        Research and development expenses in fiscal 2014 were $6.9 million compared to $5.0 million in fiscal 2013. Just over half of our fiscal 2013 R&D spending was related to Protocol 302 to evaluate the efficacy of Grafix compared to the standard of care in the treatment of diabetic foot ulcers. The remaining 2013 R&D costs were spent on both new product development and product improvements. These efforts resulted in the introduction of OvationOS and Cartiform, and in novel packaging and application improvements to our Grafix product line. In 2014, we continued to increase investment in the development of innovative products. We continue to make substantial investments in research and development activities during fiscal 2015, as we further our research into using Grafix in the treatment of venous leg ulcers and other indications.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses rose to $37.4 million during fiscal 2014 compared to $15.3 million in fiscal 2013, driven in large part by the increase in sales people from 10 at the end of 2013 to approximately 100 at the end of 2014. The significant majority of these cost increases were incurred in sales and marketing efforts to increase our product distribution and to build up our infrastructure in the areas of reimbursement for public and private health care providers. During fiscal 2013, we hired our own in-house direct sales force, primarily for Grafix, and invested in training and more extensive product support capabilities. Selling, general and administrative costs were 62.5% of product revenue in fiscal 2014 compared to 62.9% during fiscal 2013. We will continue to heavily invest in our sales, marketing and reimbursement capabilities in fiscal 2015 and also incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (expense), net

        Other (expense) income, net in fiscal 2014 was $(1.8 million) compared to $414,000 in fiscal 2013. Other expense, net in fiscal 2014 consisted of the net realized investment income earned on our investments available for sale, together with unrealized loss on the market value decrease in the Mesoblast stock we received in connection with the sale of our Therapeutics business. We carry the Mesoblast stock as Trading Securities. Our fiscal 2013 Other income, net also included approximately

$50,000 from the market value decline of the derivative resulting from the limited downside protection afforded us on the market value of the Mesoblast stock.

Income Taxes

        The total tax provision for 2014 is a combination of $193,000 from continuing operations and $941,000 from the portion of the proceeds from the sale of discontinued operations received in 2014, which is reflected as a component of discontinued operations. The tax expense from continuing operations is due to federal alternative minimum taxes and state taxes.

        Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets as of December 31, 2013 and 2014, which relate primarily to net operating loss and various business tax credit carry-forwards. In the event that we become profitable, we have general business credits (before a 100% valuation allowance) of approximately $70.5 million that may be utilized to reduce our Federal tax but not below the alternative minimum tax threshold. In addition, windfall equity based compensation deductions in the amount of $5.4 million are tracked but not recorded to the balance sheets until they are reduce income taxes payable on a with-and-without basis.

        The total tax provision for 2013 is a combination of the income tax benefit of $1.3 million from continuing operations and the gain from sale of discontinued operations, which is reflected net of income taxes of $1.7 million. The tax provision for 2013 reflected an effective tax rate benefit for continuing operations of 54.8% and was greater than the U.S. statutory tax rate of 35%,due primarily to the tax benefit from disqualifying dispositions of incentive stock options (excluding windfall tax benefits). We were also subject to the alternative minimum tax of $388,000 in 2013, which was included in the income taxes allocated to the gain from the sale of discontinued operations.

        In October 2013, we entered into an agreement with a wholly owned subsidiary of Mesoblast Limited for the sale of our culture-expanded mesenchymal stem cell (ceMSC) business, including Prochymal, in a transaction valued up to $100 million. Of the $50 million in initial consideration, $20 million was paid in cash and $15 million was paid in shares of Mesoblast Limited stock, prior to the close of fiscal 2013. The remaining $15 million payment was received in April 2014. The $50 million in initial consideration was recognized for financial statement reporting purposes and reported as a $49.4 million gain from sale of discontinued operations. For income tax purposes, the $35 million received was recognized in fiscal 2013 and the balance of the initial consideration of $15 million is recognized in fiscal 2014 for income tax purposes. The tax effect of the $15 million consideration received in fiscal 2014 was reported as a deferred tax liability in the amount of $6.1 million in 2013. This deferred payment also required that interest be accrued in the amount of $103,000 that increased the income taxes payable in 2013.

        Amended income tax returns were filed for fiscal years 2010, 2011 and 2012 to reverse the calculation of the Orphan Drug Tax Credit taken in those years and increase the net operating loss carry-forwards which will be utilized to offset the gain generated from sale of discontinued operations. The amended 2010 federal income tax return will generate income tax recoverable in the amount of $79,000. We have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2014 and 2013. The inventory of deferred tax assets has been updated for these income tax amendments. Such refunds were received in 2014.

        In fiscal 2012, we recognized an income tax benefit of $37,000 from continuing operations, in connection with truing up our tax asset accounts in connection with the filing of our 2011 income tax returns.

Fees Paid to Related Parties, Including Share-Based Payments

        In fiscal 2014 and 2013, we compensated non-employee members of our Board of Directors by grants of stock ranging from 2,500-10,000 shares annually, and we permit the directors to take their payments in either cash or stock or a combination thereof. During 2014, our non-employee Directors were awarded the value of 35,000 shares of our common stock which had a fair market value of $14.93 per share. This was paid with $119,400 of cash and 27,000 shares of stock valued at $403,100. During fiscal 2013, our non-employee Directors were awarded the value of 31,250 shares of our common stock which had a fair market value of $7.73 per share. This was paid with $62,000 of cash and 23,250 shares of stock valued at $180,000.

Year ended December 31, 2013 compared to December 31, 2012

Product Revenues & Gross Profit

        During fiscal 2013, our revenue from product distribution more than tripled compared to the prior year to $24.3 million, as we continued to focus on the commercialization of our Biosurgery products. The increases in revenue were achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales in both Grafix and Ovation and during the fiscal year introduced OvationOS, a viable bone matrix for bone growth, and Cartiform, a viable cartilage mesh for cartilage repair. Our gross profit increased in fiscal 2013 to 73% compared to 67% in the prior year, primarily as the result of operational efficiencies as we more heavily utilized our production facilities. Throughout fiscal 2013, we continued to operate our manufacturing facilities at our Columbia, Maryland location using one shift and had the capacity to facilitate further growth without substantial increases in our clean room and manufacturing facilities.

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

Other Income, net

        Other income, net in fiscal 2013 consisted of the net realized investment income earned on our investments available for sale, together with unrealized gain of approximately $400,000 on the market value increase of the Mesoblast stock we received in connection with the sale of our Therapeutics business. We carried the Mesoblast stock as Trading Securities. Our fiscal 2013 Other income, net also included approximately $50,000 from the market value decline of the derivative resulting from the limited downside protection afforded us on the market value of the Mesoblast stock. Other income, net in fiscal 2013 was $414,000, compared to $49,000 in fiscal 2012. Fiscal 2012 Other income, net was comprised solely of the net investment gains on our investments available for sale.

Income Taxes

        In fiscal 2013, we sold our Therapeutics business for initial consideration of $50 million, all of which was recognized for financial reporting purposes. The resulting gain from the sale of discontinued operations was substantially greater than the $2.4 million loss before income taxes that we reported on our operations of continuing operations and the loss from the operations of discontinued operations of $6.7 million. For income tax purposes, $35 million of the initial consideration was taxable in fiscal 2013, and the additional $15 million was taxable in 2014 when we received the payment.

        The total tax provision for 2013 is a combination of the income tax benefit of $1.3 million from continuing operations and the gain from sale of discontinued operations, which is reflected net of income taxes of $1.7 million. The tax provision for 2013 reflects an effective tax rate benefit for continuing operations of 54.8% and was greater than the U.S. statutory tax rate of 35% due primarily to the tax benefit from disqualifying dispositions of incentive stock options (excluding windfall tax benefits). We were also subject to the alternative minimum tax of $388,000, which was included in the income taxes allocated to the gain from the sale of discontinued operations.

        In fiscal 2012, we recognized an income tax benefit of $37,000 from continuing operations, in connection with truing up our tax asset accounts in connection with the filing of our 2011 income tax returns.

        We recorded a full valuation allowance against our net deferred tax assets as of December 31, 2013 and 2012.

Fees Paid to Related Parties, Including Share-Based Payments

        In fiscal 2013 and 2012, we compensated non-employee members of our Board of Directors by grants of stock ranging from 2,500-10,000 shares annually, and we permit the directors to take their payments in either cash or stock or a combination thereof. During fiscal 2013, our non-employee Directors were awarded the value of 31,250 shares of our common stock which had a fair market value of $7.73 per share. This was paid with $62,000 of cash and 23,250 shares of stock valued at $180,000. During fiscal 2012, our non-employee Directors were awarded the value of 30,000 shares of our common stock which had a fair market value of $5.08 per share. This was paid with $25,000 in cash and 25,000 shares of stock valued at $127,000.

Liquidity and Capital Resources

Liquidity

        At December 31, 2014, we had $2.2 million in cash and $37.3 million in investments available for sale. Other receivables at December 31, 2014 included the $5.0 million initial payment from Stryker and the $4.0 million difference between the market value at December 31, 2014 of the Mesoblast ordinary shares held by us and the $15 million agreed by Mesoblast required to be paid to us. As of December 31, 2014, the trading securities of $10.6 million include the fair value of the Mesoblast stock held by us. We have not had any outstanding debt at any time since fiscal 2008.

Cash Flow

        The following table sets forth a summary of our cash flows for each of our three most recently completed fiscal years:

	Years Ended December 31,
	2014	2013	2012
	(amounts in thousands)
Net cash used in operating activities of continuing operations	$(16,640)	$(2,977)	$(4,783)
Net cash used in operating activities	(3,149)	(13,269)	(13,271)
Net cash provided by investing activities	1,051	11,608	13,324
Net cash provided by financing activities	1,890	2,223	140

        Net cash used in operating activities of continuing operations was $16.6 million for the year ended December 31, 2014, and primarily reflects our net loss of $0.2 million and net increases in our trade receivables and inventory, partially offset by non-cash charges and increase in accounts payable and accrued expenses.

        Net cash used in operating activities of continuing operations during fiscal 2013 was $3.0 million, and primarily reflects our net loss of $1.1 million and net increases in our trade receivables and inventory, partially offset by non-cash charges.

        Net cash used in operating activities of continuing operations during fiscal 2012 was $4.8 million, and reflects our net loss of $5.7 million, partially offset by $1.1 of non-cash charges and net unfavorable changes in working capital.

        Net cash provided by investing activities was $1.1 million, $11.6 million, and $13.3 million, respectively, during fiscal years 2014, 2013, and 2012, and in each year primarily reflects proceeds from the sales of our investments to fund our operations, as well as the proceeds from the sale of our Therapeutics business.

        Net cash provided by financing activities was $1.9 million and $2.2 million in fiscal 2014 and 2013, respectively, and was insignificant in the year ended December 31, 2012. The fiscal 2014 cash provided by financing activities is primarily the net proceeds from the exercise of stock options by our employees to purchase our common stock.

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

        We did not have any outstanding debt at any time during 2014.

Off-Balance Sheet Arrangements

        We have no off-balance sheet financing arrangements and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

Future Contractual Obligations

        The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations at December 31, 2014. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements, appropriate classification of item under accounting principles generally accepted in the United States and certain assumptions. Future events could cause actual payments to differ from these amounts.

	Payment Due by Fiscal Year
Contractual Obligations	Total	Less Than 1-Year	Years 1-3	Years 4-5	More Than 5-Years
	(amounts in thousands)
Operating lease—facilities	$10,610	$1,194	$2,153	$2,306	4,957
Capital lease obligations	120	48	72	—	—

Total contractual cash obligations	$10,730	$1,242	$2,225	$2,306	4,957

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

        We have active contracts with a CRO related to on-going clinical trials. Although we cannot directly control the timing of the remaining payments, based on our estimates and assumptions as of February 27, 2015, we expect to pay approximately $10.7 million to the CRO between fiscal 2015 and fiscal 2017.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and originally expired in July 2016. According to the terms of the lease agreement, we were required to provide a letter of credit which was fully collateralized by restricted cash and as of December 31, 2013, the letter of credit of $224,000 remained outstanding. In September 2014, we entered into an amendment to the operating lease for our Columbia, Maryland facilities, extending the term of the lease through October 2023 and increasing the future minimum lease commitment by $9.0 million. The lease amendment includes an allowance for tenant improvements of approximately $1.5 million that we expect to utilize in 2015 to expand our manufacturing facilities and adjust our office space to accommodate our additional employees. Under the amended lease agreement, we also replaced the $224,000 letter of credit with a $96,000 cash deposit and eliminated all restricted cash.

Effect of Inflation

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

  Derivative Instruments

        Generally, we do not enter into hedging or derivative instrument arrangements. In connection with the sale of our Therapeutics business, we did receive $15 million of Mesoblast Limited ordinary shares which were initially restricted from sale for a period of twelve months. Mesoblast provided us with limited down-size protection in the event that the value of the shares when the restrictive period expires is lower than the price when the shares were issued. In the event the price is lower, Mesoblast agreed to pay us the difference in price, 50% of which in cash and the balance in either cash or additional Mesoblast shares, at the sole discretion of Mesoblast. The agreement further provided that, in the event Mesoblast issued additional shares in this regard, the new shares would be subject to a new twelve month restriction period. We accounted for this as a derivative instrument. In December 2014, the price protection was removed and Mesoblast agreed to purchase the Mesoblast ordinary shares for no less than $15 million. Accordingly, we did not have a derivative instrument as of December 31, 2014.

Foreign Currency Exchange Rate Risk

        We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the three years ended December 31, 2014, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

        Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, including the remediation of the material weakness described below, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

        The previously identified material weakness relating to the maintenance of effective controls over the application and monitoring of our accounting for income taxes was remediated during the year ended December 31, 2014. We enhanced our processes by engaging a new third party tax advisor and also enhanced our existing controls over financial reporting by including a formal review of the provision to ensure completeness and accuracy. Management has remediated the material weaknesses and will continue to review and make necessary changes to the overall design of its internal control environment in 2015 and beyond, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

        BDO USA, LLP has issued an attestation report on our internal control over financial reporting. This report is referred to in the Report of Independent Registered Public Accounting Firm on the following page, and is included elsewhere herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Osiris Therapeutics, Inc.
Columbia, Maryland

        We have audited the accompanying balance sheets of Osiris Therapeutics, Inc. as of December 31, 2014 and 2013 and the related statements of comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osiris Therapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Osiris Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 20, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Osiris Therapeutics, Inc.
Columbia, Maryland

        We have audited Osiris Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Osiris Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Osiris Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Osiris Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
March 20, 2015

OSIRIS THERAPEUTICS, INC.

BALANCE SHEETS

(amounts in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash	$2,208	$2,416
Investments available for sale	37,305	39,508
Trading securities	10,591	17,086
Trade accounts receivable, net of reserves	24,307	7,459
Other receivables	9,951	15,265
Inventory	10,924	1,929
Prepaid expenses and other current assets	650	355
Current assets of discontinued operations	—	91

Total current assets	95,936	84,109
Property and equipment, net	2,087	1,896
Deferred tax asset	—	5,849
Restricted cash	—	243
Other assets	95	—

Total assets	$98,118	$92,097

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,854	$4,842
Capital lease obligations, current portion	45	45
Deferred commissions payable, current portion	1,667	—
Deferred tax liability	—	5,849
Current liabilities of discontinued operations	—	57

Total current liabilities	10,566	10,793
Other long-term liabilities	3,589	355

Total liabilities	14,155	11,148

Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value, 90,000 shares authorized, 34,346 shares outstanding—2014, 34,115 shares outstanding—2013	35	34
Additional paid-in-capital	287,525	282,702
Accumulated other comprehensive loss	(54)	(33)
Accumulated deficit	(203,543)	(201,754)

Total stockholders' equity	83,963	80,949

Total liabilities and stockholders' equity	$98,118	$92,097

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Product revenues	$59,867	$24,308	$7,849
Cost of product revenues	13,171	6,656	2,551

Gross profit	46,696	17,652	5,298

Operating expenses:
Research and development	6,862	4,952	5,501
Selling, general and administrative	37,432	15,291	3,676
Fees paid to related parties	281	62	36
Share based payments to related parties	403	180	1,918

	44,978	20,485	11,131

Income (loss) from operations	1,718	(2,833)	(5,833)
Other (expense) income, net	(1,771)	414	49

Loss from continuing operations, before income taxes	(53)	(2,419)	(5,784)
Income tax (expense) benefit	(193)	1,326	37

Loss from continuing operations	(246)	(1,093)	(5,747)

Discontinued operations:
Loss from operations of discontinued operations, net of income taxes of $941 in 2014, $0 in 2013, and $0 in 2012	(1,543)	(6,668)	(5,318)
Gain from sale of discontinued operations, net of income taxes of $1,705 in 2013	—	49,399	—

(Loss) income from discontinued operations	(1,543)	42,731	(5,318)

Net (loss) income	(1,789)	41,638	(11,065)

Other comprehensive loss
Unrealized loss on investments available for sale	(21)	(13)	(40)

Comprehensive (loss) income	$(1,810)	$41,625	$(11,105)

Basic and diluted income (loss) per share
Income (loss) from continuing operations	$(0.01)	$(0.04)	$(0.17)
Income (loss) from discontinued operations	(0.04)	1.29	(0.16)

Basic income (loss) per share	$(0.05)	$1.25	$(0.34)

Weighted average common shares (basic and diluted)	34,263	33,307	32,859

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(amounts in thousands, except for share and per share data)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2011	32,827,521	$33	$278,092	$20	$(232,327)	$45,818
Exercise of options to purchase common stock ($.40-$7.74 per share)	28,708	—	87	—	—	87
Share-based payment—director services ($5.08 per share)	25,000	—	127	—	—	127
Share-based payment—employee compensation	—	—	963	—	—	963
Net loss	—	—	—	—	(11,065)	(11,065)
Unrealized gain on investments available for sale	—	—	—	(40)	—	(40)

Balance at December 31, 2012	32,881,229	$33	$279,269	$(20)	$(243,392)	$35,890

Exercise of options to purchase common stock ($.40-$22.74 per share)	642,514	—	2,193	—	—	2,193
Share-based payment—director services ($7.73 per share)	23,250	—	180	—	—	180
Net exercise of warrant to purchase common stock ($11.00 per share)	567,610	1	(1)	—	—	—
Share-based payment—employee compensation	—	—	1,061	—	—	1,061
Net income	—	—	—	—	41,638	41,638
Unrealized loss on investments available for sale	—	—	—	(13)	—	(13)

Balance at December 31, 2013	34,114,603	$34	$282,702	$(33)	$(201,754)	$80,949

Exercise of options to purchase common stock ($0.40-$14.19 per share)	204,085	1	1,684	—	—	1,685
Share-based payment—director services ($14.93 per share)	27,000	—	403	—	—	403
Share-based compensation—employees	—	—	2,729	—	—	2,729
Net loss	—	—	—	—	(1,789)	(1,789)
Unrealized loss on investments available for sale	—	—	—	(21)	—	(21)
Windfall tax benefit from stock-based compensation	—	—	7	—	—	7

Balance at December 31, 2014	34,345,688	$35	$287,525	$(54)	$(203,543)	$83,963

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(amount in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Continuing operations
Loss from continuing operations	$(246)	$(1,093)	$(5,747)
Adjustments to reconcile loss from continuing operations to net cash used in operations of continuing operations:
Unrealized loss (gain) on trading securities	401	(401)	—
Depreciation and amortization	940	587	552
Non cash share-based payments	3,132	583	492
Provision for bad debts	1,178	80	22
Changes in operating assets and liabilities:
Accounts receivable	(18,026)	(4,685)	(2,185)
Inventory	(8,995)	(651)	(511)
Prepaid expenses, and other current assets	(572)	158	(259)
Tax Receivable	—	(160)	2,188
Other assets	(95)	—	—
Accounts payable, accrued expenses, and other liabilities	3,958	2,605	665

Net cash used in operating activities of continuing operations	(18,325)	(2,977)	(4,783)

Discontinued operations
Loss from discontinued operations	(1,543)	(6,668)	(5,318)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Non cash impact of the sale of discontinued operations	1,685	(1,705)	—
Depreciation and amortization	—	156	156
Non cash share-based payments	—	658	598
Changes in operating assets and liabilities:
Accounts receivable and other current assets	15,091	113	(172)
Accounts payable and accrued expenses	(57)	(2,846)	(419)
Deferred revenue	—	—	(3,333)

Net cash provided by (used in) operations of discontinued operations	15,176	(10,292)	(8,488)

Net cash used in operating activities	(3,149)	(13,269)	(13,271)

Cash flows from investing activities:
Purchases of property and equipment	(1,131)	(528)	(128)
Proceeds from sale of discontinued operations, net	—	19,419	—
Proceeds from sale of investments available for sale	114,374	55,357	217,185
Purchases of investments available for sale	(112,192)	(62,640)	(203,733)

Net cash provided by investing activities	1,051	11,608	13,324

Cash flows from financing activities:
Principal payments on capital lease obligations	(45)	(44)	(22)
Restricted cash	243	74	75
Proceeds from the exercise of options to purchase common stock	1,685	2,193	87
Windfall benefit from stock-based compensation	7

Net cash provided by financing activities	1,890	2,223	140

Net (decrease) increase in cash	(208)	562	193
Cash at beginning of period	2,416	1,854	1,661

Cash at end of period	$2,208	$2,416	$1,854

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$619	$539	$—
Supplemental disclosure of non cash activities:
Deferred compensation related to Stryker agreement	5,000	—	—
Equipment acquired under a capital lease	—	—	228
Trading securities from the sales of discontinued operations	—	15,000	—
Guaranteed payment related to trading securities	4,409	—	—
Purchase price guarantee related to trading securities	(1,685)	1,685	—
Proceeds receivable due from sale of discontinued operations	—	15,000	—
Unrealized loss on investments available for sale	21	13	40

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Description of Business and Significant Accounting Policies

Description of Business

        Osiris Therapeutics, Inc. ("we," "us," "our," or the "Company") is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a world leader in researching, developing and marketing cellular regenerative medicine products that improve the health and lives of patients and lower overall healthcare costs. We continue to advance research and development in biotechnology by focusing on innovation in regenerative medicine, including bioengineering, stem cell research and viable tissue based products. Osiris has achieved commercial success with products in orthopedics, sports medicine and wound care.

        From 2010 to 2013, we operated our business in two segments, Biosurgery and Therapeutics. Our Biosurgery business focuses on products for wound healing, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body's natural healing. Our Therapeutics business focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow—until it was sold, as described further below.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

Trade Accounts Receivable

        Trade accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer's contract, typically 45-days, to be past due. As of December 31, 2014 and 2013, accounts receivable in the accompanying balance sheets are reported net of a $1,256,000 and a $78,000 allowance for doubtful accounts, respectively. We believe the reported amounts are fully collectible. Trade accounts receivable balances are not collateralized. We have incurred bad debt expense of $1,178,000, $80,000 and $22,000 related to our Biosurgery operations during fiscal 2014, 2013 and 2012, respectively.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

Valuation of Long-lived Assets

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during fiscal years 2014, 2013 or 2012.

Derivative and Securities Received in Business Disposition

        As discussed in Note 2—Discontinued Operations, we disposed of our Therapeutics segment in October 2013. A portion of the consideration for the sale of that business was stock of Mesoblast Limited ("Mesoblast"), the parent of the purchaser. We were required to hold that stock for one year from the date of receipt. We intended to dispose of the Mesoblast stock as soon as we were able to do so. Mesoblast is a public company and its stock is traded on the Australian stock exchange. As of December 31, 2014 and 2013, we reflect the investment as a current asset in Trading Securities. In December 2014, the price protection on these shares expired, but Mesoblast agreed to pay us $15 million in cash for the stock in the first half of fiscal 2015. Accordingly, as of December 31, 2014, this $15 million is shown as $10.6 million in Trading Securities and $4.4 million in Other Receivables on our Balance Sheets.

        The Mesoblast stock was previously subject to limited price protection for the one year required holding period. To the extent the value of those shares decreased during the holding period, Mesoblast was required to pay us for the decrease in value. This payment was to be made at least one half in cash and at the option of Mesoblast, up to one half in additional shares of Mesoblast stock. Any additional Mesoblast stock would also have to be held for one year during which period there was no further price protection. In fiscal 2013, the price protection was accounted for as a derivative under ASC 815, Derivatives and Hedging, and, as such was recorded on the balance sheets at fair value, with changes recognized in net income. We elected to measure the Mesoblast stock at fair value with changes in fair value reflected in net income, as permitted under ASC 825-10, Financial Instruments—Fair Value Option. The price protection ended in December 2014 and we no longer have a derivative instrument.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Description of Business and Significant Accounting Policies (Continued)

        All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. As of December 31, 2013 our only derivative instrument was the price guarantee regarding the payment received in restricted Mesoblast shares described in Note 13—Derivative and Securities Received in Business Disposition below. We do not hold derivative financial instruments for trading purposes.

Biosurgery Revenue Recognition

        We recognize revenue from product distribution when title passes to the customer. Title usually passes when the product is shipped to the customer and leaves our loading dock. In some situations, we store consigned inventory on site in freezers at hospital or clinic facilities. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. For these products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. We verify the condition and status of all consigned inventory on at least a quarterly basis. Due to the nature of our products and the need to ensure they are maintained at the proper frozen temperature, we generally do not allow product returns.

        In December 2014, we entered into exclusive distribution agreements with a subsidiary of Stryker Corporation for the marketing and distribution of BIO4, our viable bone matrix allograft. Pursuant to the agreement, Stryker has been granted worldwide distribution rights to the product and any improvements, for all surgical applications. We will be responsible for supply, manufacturing, inventory management, shipments to customers, continued research and product improvement activities. We will recognize as revenue the amounts charged to customers for the allografts and related services. Commissions and administrative fees paid to Stryker will be accounted for as selling expenses, as Stryker is acting as outside sales and marketing agent for Osiris. We are entitled to receive an initial exclusivity fee of $5.0 million and additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. The exclusivity fee and any extension fees subsequently received are considered to be adjustments of the selling expenses. As such, we recognize the exclusively fee as a liability and will be amortized over the related exclusivity period in proportion to the expected fees to be paid to Stryker, as an offset to selling expenses. At December 31, 2014, Osiris recorded a $5.0 million receivable included in other receivables with the offset to short-term deferred commissions of $1.67 million and long-term deferred commissions $3.33 million included in other long term liabilities.

        In October 2014, we entered into an exclusive commercial and development partnership for our cartilage product, Cartiform, with Arthrex, Inc. The agreement provides Arthrex with exclusive commercial distribution rights to Cartiform beginning in 2015. We will be responsible for manufacturing, continued research and product improvement activities. The responsibilities related to the design and conduct of future clinical development programs will be shared between both organizations. Pursuant to the agreement, Arthrex is entitled to a certain commission on Cartiform sales. We will recognize the full sales price as revenue and account for the payment to Arthrex as commission expense.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

        We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At December 31, 2014 and 2013, we had no accruals for interest or penalties related to income tax matters.

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

        Diluted loss from continuing operations for the year ended December 31, 2014 excluded all 1,608,557 shares issuable upon the exercise of options, as their impact on our loss from continuing operations is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. Description of Business and Significant Accounting Policies (Continued)

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

        We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Trade accounts receivable in the accompanying balance sheets consist primarily of amounts due from distributors of our Biosurgery products within the United States. During fiscal 2014 and 2013 respectively, revenues from one of the distributors of our Biosurgery products, Stability Biologics, comprised approximately 10% and 50% of our total Biosurgery revenues. As of December 31, 2014 and 2013 respectively, receivables from this distributor comprised 13% and 6% of our total receivables. As discussed under "Trade Accounts Receivable" above, we have incurred bad debt expense of $1,178,000, $80,000 and $22,000 for the three years ended December 31, 2014, 2013 and 2012, respectively.

Recent Accounting Guidance Not Yet Adopted at December 31, 2014

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which requires an entity to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. We are currently assessing the impact the adoption of ASU 2014-09 will have on our financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern," which require management to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. Discontinued Operations (Continued)

Additionally, we will be entitled to earn low single to double digit cash royalties on future sales by Mesoblast of Prochymal and other products utilizing the acquired ceMSC technology.

        The Purchase Agreement provides for the $50.0 million of initial payments and up to $50.0 million of contingent additional payments to us upon our achievement of milestone events, as follows:

Milestone	Amount ($000)
Initial consideration
Letter of intent payments	$3,500
Initial closing payment	16,500
Additional closing payment, 6 months after closing date	15,000
Delivery of all scheduled assets under the Transfer Agreement	15,000

Total initial consideration	50,000

Contingent onsideration
First marketing authorization received in the U.S.	20,000
First marketing authorization received from France, Germany, or European Union	10,000
Completion of the enrollment of the Phase 3 Crohn's Trial or Mesoblast's election to discontinue the trial	10,000
Receipt of final data for the Crohn's trial or first marketing approval for Crohn's	10,000

Total conditional consideration	50,000

Total possible purchase price	$100,000

        Of the $50 million in total initial consideration, we received at December 31, 2013, payment of $20 million in cash, and $15 million in Mesoblast ordinary shares, which were delivered to us upon completed delivery of the ceMSC assets. The remaining $15 million of the initial consideration was paid in cash in April 2014. The Mesoblast shares received by us were subject to a one year holding period from the date of receipt, but had limited downside protection for a drop in the Mesoblast share price over the holding period. We evaluated this downside protection, and determined that it met the criteria of a derivative instrument. The fair value of the protection at the time of the disposition of our Therapeutics business was $1.7 million. We recognized the price protection derivative as an asset at December 31, 2013 at its then fair value of $1.7 million, which was reflected in the calculation of the gain on sale of the Therapeutics business. The price protection ended in December 2014 and Mesoblast agreed to pay us no less than $15 million in cash for the stock prior to the end of the first half of fiscal 2015. Accordingly, we no longer have a derivative instrument as of December 31, 2014.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. Discontinued Operations (Continued)

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

        We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment's operations as a discontinued operation for all periods presented. We have no continuing involvement with the Therapeutics business, and the only continuing cash flows to us related to the Therapeutics business will be the contingent consideration and royalties provided for under the purchase agreement, as described above. We received no such contingent payments or royalties in 2014 or 2013.

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

        The net assets allocable to the Therapeutics business at December 31, 2014 and 2013 were as follows:

	2014 ($000s)	2013 ($000s)
Current assets:
Accounts receivable	$—	$91

Current liabilities:
Accounts payable and accrued expenses	$—	$57

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

2. Discontinued Operations (Continued)

        Summarized operating results of the Therapeutics segment are as follows:

	Year ended December 31, ($000s)
	2014	2013	2012
Revenue from collaborative research agreements and royalties	$288	$639	$3,955
Operating expenses:
Research and development	$299	6,426	8,607
Selling, general and administrative	591	881	666

	890	7,307	9,273

Loss from discontinued operations before income tax expense	(602)	(6,668)	(5,318)
Income tax expense	(941)	—	—

Loss from discontinued operations	$(1,543)	$(6,668)	$(5,318)

        Revenues for our Therapeutics segment historically consisted primarily of collaborative research agreements and royalties. Because of the disposition of our Therapeutics business in 2013, we no longer incur related research and development expenses related to these discontinued operations. Our Therapeutics segment also earned royalty revenues and cost reimbursement under our adult expanded access program. Royalties are earned on the sale of human mesenchymal stem cells sold for research purposes. We recognize this revenue as sales are made. Revenues from our former Therapeutics business include approximately $288,000 of royalty revenue in 2014, $215,000 of royalty revenue in 2013, and $305,000 of royalty revenue in 2012. Revenues from our former Therapeutics business also include approximately $0, $424 000, and $296,000 in cost reimbursement for Prochymal used in our adult expanded access program during 2014, 2013, and 2012, respectively.

3. Segment Reporting

        Prior to the sale of our Therapeutics business in 2013, we managed our business in two operating segments: our Biosurgery segment and our Therapeutics segment.

        Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound healing, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body's natural healing. We launched Grafix for commercial distribution in 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform during 2013. We transitioned Ovation to OvationOS (now branded as BIO4) during the second half of 2014. We have continued to increase our distribution volume of these products since their respective commercial launches and are developing additional products for future commercialization. We have developed a proprietary direct sales force in the field of wound care for the marketing and distribution of Grafix and have entered into exclusive distribution agreements with a subsidiary of Stryker Corporation for the marketing and distribution of BIO4, and with Arthrex, Inc. for the marketing and distribution of Cartiform.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

3. Segment Reporting (Continued)

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

4. Property and Equipment

        Property and equipment at December 31, 2014 and 2013 are as follows:

	2014 ($000s)	2013 ($000s)
Laboratory and manufacturing equipment	$1,211	$663
Computer hardware, furniture and fixtures	1,377	899
Leased assets	228	228
Leasehold improvements	4,365	4,260

	7,181	6,050
Accumulated depreciation and amortization	(5,094)	(4,154)

Property and equipment, net	$2,087	$1,896

        Depreciation expense was $940,000, $587,000 and $552,000 for 2014, 2013 and 2012, respectively.

5. Inventory

        We began carrying inventory of our Biosurgery products on our balance sheet following commercial launch of such products.

        As of December 31, 2014 and 2013, inventory for our Biosurgery business consists of the following:

	2014	2013
	($000s)	($000s)
Inventory
Raw materials and supplies	$1,025	$387
Work-in-process	465	22
Finished goods	9,434	1,520

Total Biosurgery inventory, net	10,924	1,929

        Prior to the transaction described in Note 2—Discontinued Operations, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

6. Capital Lease

        In July 2012, we leased equipment under a capital lease at an effective interest rate of approximately 5%, with 60 monthly payments of $4,000 starting July 2012. The capital lease is recorded at the present value of the future minimum lease payments. Future minimum lease payments under the capital lease agreement at December 31, 2014 are as follows:

December 31,	Amount (000s)
2015	$48
2016	48
2017	24

120
Less: Amount representing interest	(3)

Present value of minimum lease payments	117
Less: Current portion of capital lease obligations	(45)

Long-term portion of capital lease obligations	72

7. Share-Based Compensation

        In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and 2010, and amended it further in 2012, in each case to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 2,250,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At December 31, 2014, there were approximately 513,906 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

        We generally issue stock option awards that vest over four years and have a ten-year contractual life. We estimate the fair value of stock options using the Black-Scholes option-pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

7. Share-Based Compensation (Continued)

by persons who receive equity awards. The fair value of stock options granted during each of the periods was estimated using the following assumptions:

	Years ended December 31,
	2014	2013	2012
Assumptions:
Weighted average risk-free interest rate	1.50%	1.00-1.50%	2.00%
Dividend yield	0.00%	0.00%	0.00%
Expected life of option grants	5.0 yrs	5.0-6.5 yrs	6.0-6.3 yrs
Weighted average expected stock price volatility	60%	52-61%	52-54%

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

        In connection with the stock options exercised during the year ended December 31, 2014, we received cash proceeds of $1.7 million. At December 31, 2014, there was $4.6 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized through fiscal 2018.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

7. Share-Based Compensation (Continued)

        A summary of stock option activity for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance, December 31, 2011	1,702,072	$9.06	6.8 years
Granted	302,000	$5.50
Exercised	(28,708)	$(3.05)		$114
Forfeited or canceled	(149,250)	$(7.20)

Balance, December 31, 2012	1,826,114	$8.72	6.1 years	$4,754
Granted	452,000	$9.03
Exercised	(642,514)	$(6.50)		$6,983
Forfeited or canceled	(401,833)	$(6.79)

Balance, December 31, 2013	1,233,767	$10.61	6.3 years	$7,992
Granted	988,500	$14.59
Exercised	(204,085)	$8.25		$1,341
Forfeited or canceled	(409,625)	$15.92

Balance, December 31, 2014	1,608,557	$12.01	7.92 years	$6,774

Exercisable at December 31, 2014	400,432	$9.79	5.04 years	$2,759

        A summary of stock options outstanding at December 31, 2014, by price range is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.40-$4.00	8,813	0.9	$0.40	8,813	$0.40
$4.01-$5.25	133,790	7.1	5.31	51,790	5.08
$5.26-$7.25	171,815	5.4	6.89	121,065	6.85
$7.01-$7.75	210,139	7.3	7.73	86,764	7.74
$7.76-$8.50	6,625	7.9	8.22	750	7.80
$8.51-$12.75	151,375	7.9	11.42	42,750	11.23
$12.76-$14.00	342,000	9.4	13.51	8,250	13.00
$14.01-$16.00	290,000	9.3	15.01	—	—
$16.01-$17.50	230,500	8.7	16.48	16,750	17.08
$17.51-$24.00	63,500	3.6	20.03	63,500	20.03

	1,608,557	8.0	$12.01	400,432	$9.79

        The weighted fair value of options granted during the years ended December 31, 2014, 2013, and 2012 were $7.62, $4.68 and $2.82, respectively.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

7. Share-Based Compensation (Continued)

        The table below reflects the total share-based compensation expense, including share-based payments to our non-employee directors, but excluding the non cash expense related to the extension of the expiration date of an outstanding warrant as discussed in Note 9 below recognized in our statements of comprehensive (loss) income for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
	2014	2013	2012
	(000s)	(000s)	(000s)
Research and development	1,802	335	238
Selling, general and administrative	1,330	248	254
Discontinued operations	—	658	598

Total	3,132	1,241	1,090

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

8. Investments Available for Sale

        Investments available for sale consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014 ($000s)				December 31, 2013 ($000s)
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$1,043	$—	$—	$1,043	$655	$—	$—	$655
Corporate debt securities & commercial paper	12,835	21	(24)	12,832	6,355	22	(10)	6,367

	13,878	21	(24)	13,875	7,010	22	(10)	7,022
Investments:
Municipal securities	12,400	13	(47)	12,366	12,507	9	(24)	12,492
Agency obligations	5,401	12	(28)	5,385	6,704	5	(35)	6,674
Mutual Funds	—	—	—	—	4,076	—	—	4,076
US & International government agencies	5,680	1	(2)	5,679	9,244	—	—	9,244

	23,481	26	(77)	23,430	32,531	14	(59)	32,486

Investments available for sale	$37,359	$47	$(101)	$37,305	$39,541	$36	$(69)	$39,508

        The cash equivalents detailed above represent highly liquid investments with maturities of three months or less when purchased that are held in our brokerage investment accounts. They are classified as investments available for sale as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future.

        The following tables summarize the securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
12/31/2014 ($000s)
Municipal securities	$1,000	$(1)	$1,032	$(46)	$2,032	$(47)
Agency obligations	3,939	(28)	—	—	3,939	(28)
Corporate debt securities & commercial paper	7,073	(24)	—	—	7,073	(24)
US & International government agencies	2,873	(2)	—	—	2,873	(2)

Total temporarily impaired	$14,885	$(55)	$1,032	$(46)	$15,917	$(101)

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

8. Investments Available for Sale (Continued)

	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
12/13/2013 ($000s)
Corporate debt securities & commercial paper	$3,341	$(10)	$—	$—	$3,341	$(10)
Municipal securities	4,530	(24)	—	—	4,530	(24)
Agency obligations	3,804	(35)	—	—	3,804	(35)

Total temporarily impaired	$11,675	$(69)	$—	$—	$11,675	$(69)

        The following table summarizes maturities of our investments available for sale as of December 31, 2014 and 2013:

	December 31, 2014 ($000s)		December 31, 2013 ($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3 months	$3,056	$3,056	$12,663	$12,664
Between 3-12 months	12,658	12,660	1,624	1,610
More than 1 year	21,645	21,589	25,254	25,234

Investments available for sale	$37,359	$37,305	$39,541	$39,508

        Realized gains (losses) and investment income earned on investments available for sale were $(390,000), $(414,000), and $0, respectively, for the years ended December 31, 2014, 2013, and 2012, and have been included as a component of "Other income, net" in the accompanying financial statements.

9. Related Party Transactions and Warrant

        Peter Friedli.    Peter Friedli, the Chairman of our Board of Directors, or entities with which he is affiliated, have been responsible for procuring since 1993, an aggregate of approximately $270 million in debt and equity financing for us and our predecessor company. Mr. Friedli is the beneficial owner of approximately 43% of our common stock as of December 31, 2014. Of the shares beneficially owned by Mr. Friedli at December 31, 2014, 85,000 shares were received by him as Board compensation since 1996, 12,500 shares were granted in recognition of his fundraising efforts, as discussed below, 567,610 shares were received by him upon his net exercise of a warrant to purchase 1,000,000 shares of our common stock at $11.00 per share, as described below, and the remaining shares were acquired through investment or through purchase from third parties.

        Of the 85,000 shares received by Mr. Friedli as board compensation since 1996, 10,000 shares, then valued at approximately $149,300, were issued to Mr. Friedli in 2014, 10,000 shares, then valued at approximately $77,000, were issued to Mr. Friedli in 2013, and 10,000 shares, then valued at approximately $51,000, were issued to Mr. Friedli in 2012.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

9. Related Party Transactions and Warrant (Continued)

        In response to Mr. Friedli's successful efforts in procuring for us accommodations relative to financing transactions that had occurred prior to our initial public offering, we issued to Mr. Friedli in 2006, in connection with and just prior to our initial public offering, a warrant exercisable for up to 1,000,000 shares of our common stock at $11.00 per share, the price for which shares were sold in the initial public offering. This warrant was originally scheduled to expire in May 2011and was extended to expire in fiscal 2015 by a vote of our stockholders at the 2011 Annual Meeting of Stockholders.

        Mr. Friedli exercised this warrant on August 14, 2013 using the Net Exercise Method, resulting in the net issuance of 567,610 shares of our common stock. As of December 31, 2013, we no longer have any outstanding warrants.

        Prolexys Pharmaceuticals, Inc.    During the third quarter of fiscal 2011 we entered into a contract research agreement with Prolexys Pharmaceuticals, Inc. under which we are conducting for Prolexys an early stage clinical trial investigating a novel compound as a product candidate for cancer therapeutics. This contract was filed as an exhibit to and discussed in a Current Report on Form 8-K filed by us with the SEC primarily because of the related nature of the management and ownership of Prolexys with us and our management and with certain of our significant stockholders, and not because our rights or obligations under the contract research agreement with Prolexys are otherwise material to us. We are not incurring any third party costs related to our work with Prolexys and are primarily contributing only the efforts of employees. All third party costs associated with the Prolexys study are paid directly by Prolexys. As of December 31, 2014, the amount of internal resources we have devoted to Prolexys is not material to our operations as a whole.

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

10. Income Taxes

        For income tax reporting purposes, we reported taxable income in fiscal 2014 and 2013, compared to a loss in fiscal 2012. The income in 2014 and 2013 was primarily attributable to the gain from sale of discontinued operations which are reflected in the statements of comprehensive (loss) income, net of income taxes. Continuing operations below reflect a tax expense in the amount of $193,000 and a benefit in the amount of $1.3 million generated during fiscal 2014 and 2013, respectively. Included in the 2013 amount is $79,000 of taxes recoverable from a prior period.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

10. Income Taxes (Continued)

        Included as a component of discontinued operations was a tax expense of $0.9 million and $1.7 million for 2014 and 2013, respectively. The gain from sale of discontinued operations in 2013 included interest to be accrued in the amount of $70,000 which increased income taxes payable. In the future, the utilization of our tax attributes will be limited to the federal alternative minimum tax threshold.

        The effective tax rate benefit (expense) varies from the U.S. Federal Statutory tax rate principally due to the following:

	2014	2013	2012
U.S. Federal Statutory tax rate	35.00%	35.0%	35.0%
State taxes, net of federal benefits	(306.6)	7.0	—
Nondeductible expenses	(329.2)	(1.4)	(5.6)
Stock compensation	(2,762.8)	12.1	—
Change in valuation allowance	2,116.5	—	(29.4)
Other	(20.6)	—	0.6
Change in tax rate	682.3	—	—
Credits	228.1	2.1	—

Effective tax rate	(357.3)%	54.8%	0.6%

        The components of our net deferred tax assets and liabilities at December 31 are as follows:

	2014 ('000s)	2013 ('000s)
Deferred Tax Assets:
Credits	$70,219	$76,023
Stock options—NQSO	594	1,689
Fixed assets	831	811
Accrued Expenses	301	101
Allowance for doubtful accounts	466	31
Deferred Rent	97	—
UNICAP	336	—
Other	1	—

	72,845	78,655
Valuation allowance	(72,701)	(72,601)

Net deferred tax assets	144	6,054
Deferred Tax Liabilities:	—
Gain on installment sale	—	(6,054)
Other	(144)	—

	—	—

        We presently have available for federal income tax purposes, approximately $70.5 million of general business credit carry-forwards, which expire beginning in 2025 through 2032. In addition, we

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

10. Income Taxes (Continued)

have approximately $1.67 million alternative minimum tax credit carry- forwards as of December 31, 2014, which do not expire. In addition, the windfall equity-based compensation deductions are tracked, but will not be recorded to the balance sheet until Management determines that such amounts will be utilized. During 2014, we had $5.4 million, of windfall stock compensation deductions. When realized, the tax benefit associated with these deductions will be credited to additional paid-in capital.

        Our ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company's deductible temporary differences and upon tax planning strategies. Realization of net deferred tax assets is dependent on the Company's ability to generate future taxable income, which is uncertain. We have recorded a valuation allowance of $72.7 million and $72.6 million, against the Company's net deferred tax assets as of December 31, 2014 and December 31 2013, respectively, as Management believes it is more likely than not that the assets will not be realized.

        Utilization of the credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of credits attributable to periods before the change and could result in a reduction in the total credits available.

        We are subject to income taxes in the United States and several states. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company had tax net operating losses and credit carryforwards that are subject to examination for a number of years beyond the year in which they are generated for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards remain subject to examination.

        Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 and December 31, 2013, we had no accruals for interest or penalties related to income tax matters.

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

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

        We pay fees directly to the CROs for their professional services, which may be payable upon specified trial milestones or as they provide services, depending on the structure of the contract. We are also responsible for reimbursing the CROs for certain pass thru expenses they incur in administering the trial. The timing of our payments to the CROs is dependent upon the progress of the various trials, which is highly variable dependent upon the speed with which the CROs are able to enroll patients and testing sites. As such, we are unable to specifically predict the timing of future payments to CROs. We may also utilize CROs for future clinical trials.

        The total cost of these future obligations is estimated to be approximately $10.7 million which is expected to be paid through 2017.

        Leases.    During 2006, we entered into a sublease agreement for approximately 61,000 square feet of laboratory, production, warehouse, and office space in Columbia, Maryland. We have also entered into a direct lease with the owner of this facility that was effective as of June 1, 2009 upon the expiration of the sublease and originally expired in July 2016. According to the terms of the lease agreement, we were required to provide a letter of credit which was fully collateralized by restricted cash and as of December 31, 2013, the letter of credit of $243,000 remained outstanding. In September 2014, we entered into an amendment to the operating lease for our Columbia, Maryland facilities, extending the term of the lease through July 2023 and increasing the future minimum lease commitment by $9.0 million. The lease amendment includes an allowance for tenant improvements of approximately $1.5 million that we expect to utilize in 2015 to expand our manufacturing facilities and adjust our office space to accommodate our additional employees. Under the amended lease agreement, we also replaced the $243,000 letter of credit with a $95,000 cash deposit and eliminated all restricted cash.

        The future minimum lease payments due under the operating lease for this facility are as follows:

Columbia Facility ($000)
2015	$1,194
2016	1,091
2017	1,062
2018	1,088
2019	1,218
Thereafter	4,957

$10,610

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

12. Commitments and Contingencies (Continued)

        Our expenses under this lease were $1.3 million, $1.3 million, and $1.3 million, during 2014, 2013, and 2012, respectively.

        Historically, we also have entered into various financing arrangements to lease laboratory and other equipment. The terms of these facilities and equipment leases are considered capitalized leases.

        As discussed in Note 6 Capital Lease, in July 2012, we leased an additional $228,000 of equipment under a capital lease, which was included in our balance sheets at December 31, 2014 along with $114,100 of accumulated depreciation.

        Legal.    We are subject to certain litigation, claims and assessments which occur in the normal course of business. Based on consultation with our legal counsel, management is of the opinion that there are no matters that are probable or reasonably possible that require accrual or disclosure.

13. Derivative and Securities Received in Business Disposition

        The only derivative instrument to which the company was a party was the price protection related to the shares received from Mesoblast as part of the disposition of our Therapeutics business. As discussed in Note 2—Discontinued Operations, the $15 million milestone for completed delivery of the ceMSC assets was payable in either cash or stock, at Mesoblast's election. Because Mesoblast made that payment in stock, the Purchase Agreement provided that these shares were subject to a one year holding period, during which time we were afforded limited protection for any drop in the Mesoblast share price. In the event that the shares decreased in value during the holding period, we would be compensated for 100% of the decrease in value, with 50% of the decrease payable to us in cash, and the remaining 50% again payable in either cash or ordinary shares, at Mesoblast's election. Any additional shares issued would have been subject to an additional one year holding period, but would not be afforded price protection.

        The price protection was recorded as a part of the initial consideration received under the Purchase Agreement at its fair value as of that date of $1.7 million. We evaluated this downside protection, and determined that it met the criteria of a derivative instrument under ASC 815. As such, the price protection derivative was re-measured at its fair value with change in fair value recorded in net income as a component of "Other income".

        In December, the price protection for the Mesoblast ordinary shares expired, but Mesoblast agreed to pay us no less than $15 million in cash for the stock prior to the end of the first half of fiscal 2015. Accordingly, we no longer have a derivative instrument as of December 31, 2014. The fair value of the price protection derivative was $1.7 million as of December 31, 2013, which was included as a component of "Trading Securities." From the closing of the sale of the Therapeutics business through December 31, 2014 and 2013, respectively, we recorded a loss of $1.7 million and $52,000 on the price protection, which was included as a component of "Other income."

        The shares of Mesoblast to which the price protection relates were received by the Company on December 18, 2013 and were required to be held for one year from the date of receipt. The fair value of the shares when they were received was $15 million. The Company elected to remeasure the Mesoblast shares at fair value, with changes in fair value being recorded as a component of "Other income". As such, the statement of comprehensive (loss) income impact of changes in the fair value of

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

13. Derivative and Securities Received in Business Disposition (Continued)

the Mesoblast shares and the statement of comprehensive (loss) income impact of changes in the fair value of the price protection derivative largely offset each other during the mandatory holding.

        The fair value of the Mesoblast shares as of December 31, 2014 and 2013, determined by reference to the trading price of identical Mesoblast ordinary shares on the Australian Securities Exchange, was $10.6 million and $15.4 million, respectively. The gain during the period from December 18, 2013 through December 31, 2013 was $401,000. The loss during the year ended December 31, 2014 was $401,000. The difference of $4.4 million between the fair value of the Mesoblast shares, and the guaranteed payment of $15 million is included in "Other Receivables" on our Balance Sheets as of December 31, 2014.

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

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

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

        The price protection derivative related to the Mesoblast shares was classified in Level 3. Its fair value was determined through use of the Black-Scholes valuation method, a standard industry methodology for valuing equity options, because the price protection is economically equivalent to a put option on the Mesoblast shares at a price of $15 million. Significant inputs to the model include the following:

  Fair value of underlying Mesoblast stock: $15,000,000
  Contractual life: 1.0 year
  Volatility: 40%
  Risk-free interest rate: 0.13%
  Expected dividends: $0

        The price protection related to Mesoblast shares ended in December 2014. There were no other transfers in and out of Level 3. The following table represents a rollforward of the fair value of Level 3 instruments, comprised solely of the limited price protection derivative related to the Mesoblast stock issued to us in connection with the sale of our former Therapeutics business:

	December 31, 2014	December 31, 2013
	(S000s)	(S000s)
Balance at beginning of period	$1,685	$—
Fair value upon receipt of Mesoblast stock	—	1,737
Change in fair value	2,252	(52)
Expiration of the price protection derivative	(3,937)	—

Balance at end of period	$—	$1,685

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

14. Fair Value (Continued)

        Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2014 and 2013:

	December 31, 2014 ($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & Cash Equivalents	$1,043	—	—	$1,043
US & International government agencies	—	5,679	—	5,679
Agency Obligations	—	5,385	—	5,385
Corporate Debt Securities & Commercial Paper	—	12,832	—	12,832
Municipal Securities	—	12,366	—	12,366

Total investments available for sale	$1,043	$36,262	$—	$37,305

Securities received in business disposition
Restricted shares of Mesoblast common stock	$10,591	$—	$—	$10,591

Total securities	10,591	—	—	10,591

Total assets	$11,634	$36,262	$—	$47,896

	December 31, 2013 ($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & Cash Equivalents	$655	$—	$—	$655
US & International government agencies		9,244		9,244
Certificates of Deposit		4,076		4,076
Agency Obligations		6,674		6,674
Corporate Debt Securities & Commercial Paper		6,367		6,367
Municipal Securities		12,492		12,492

Total investments available for sale	655	38,853	—	39,508

Derivative and securities received in business disposition
Restricted shares of Mesoblast common stock	15,401	—	—	15,401
Price protection on restricted shares of Mesoblast common stock	—	—	1,685	1,685

Total derivative instruments and securities	15,401	—	1,685	17,086

Total assets	$16,056	$38,853	$1,685	$56,594

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

15. Quarterly Financial Data (Unaudited)

        Following is a summary of our unaudited quarterly results for the years ended December 31, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(000s)	(000s)	(000s)	(000s)
2014
Product revenues	$10,054	$13,290	$17,204	$19,319
Gross profit	7,842	10,366	13,419	15,069
Research and development expenses	670	1,055	1,207	3,930
Selling, general and administrative expenses and fees	7,787	9,377	10,993	9,959
Loss (income) from continuing operations	(611)	(1,428)	710	1,083
Loss from discontinued operations	(754)	(457)	(65)	(267)
Net (loss) income	(1,365)	(1,885)	645	816
**(Loss) income from continuing operations per share, basic and diluted	$(0.02)	$(0.04)	$0.02	$0.03
**(Loss) income from discontinued operations per share, basic and diluted	$(0.02)	$(0.01)	$0.00	$(0.01)
**Net (loss) income per share, basic and diluted	$(0.04)	$(0.05)	$0.02	$0.02
2013
Product revenues	$4,055	$5,291	$6,882	$8,080
Gross profit	2,920	3,810	5,024	5,898
Research and development expenses	957	1,132	913	1,950
Selling, general and administrative expenses and fees	2,646	4,157	4,602	4,128
Loss (income) from continuing operations	(654)	(1,454)	(466)	1,481
Loss from discontinued operations	(2,081)	(2,302)	(1,211)	48,325
Net (loss) income	(2,735)	(3,756)	(1,677)	49,806
**(Loss) income from continuing operations per share, basic and diluted	$(0.02)	$(0.04)	$(0.01)	$0.03
**(Loss) income from discontinued operations per share, basic	$(0.06)	$(0.07)	$(0.04)	$1.46
**(Loss) income from discontinued operations per share, diluted	$(0.06)	$(0.07)	$(0.04)	$1.43
**Net loss per share, basic	$(0.08)	$(0.11)	$(0.05)	$1.49
**Net loss per share, diluted	$(0.08)	$(0.11)	$(0.05)	$1.46

**
(Loss) income per share is calculated on a quarterly basis and may not be additive to year-to-date amounts.

OSIRIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

16. Subsequent Events

        We evaluated our December 31, 2014 financial statements for subsequent events through the date the financial statements were issued. Pursuant to the exclusive distribution agreement we entered into with a subsidiary of Stryker Corporation in December 2014, we received the initial exclusivity fee of $5 million from Stryker in February 2015. This fee was required to be paid by Stryker within five business days of receipt of documents outlined in the December 2014 agreement. We are not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

OSIRIS THERAPEUTICS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Accounts Receivable Reserve:
2014	$78	$1,178	$—	$1,256
2013	25	80	(27)	78
2012	3	22	—	25
Inventory Reserve:
2014	$—	$—	$—	$—
2013	112	—	(112)	—
2012	274	—	(162)	112
Net Deferred Tax Asset Valuation Allowance:
2014	$72,601	$100	$—	$72,701
2013	88,243	—	(15,642)	72,601
2012	84,134	4,109	—	88,243

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

        Previously Reported Material Weakness.    During the year ended December 31, 2014, we developed and implemented new control procedures to address a previously identified material weakness in our internal control over financial reporting. As of December 31, 2013, our management determined that our processes, procedures and controls related to financial reporting were not effective to ensure effective oversight of the work performed by, and the accuracy of financial information or professional conclusions provided by, third-party tax advisors, regarding components of the income tax provision calculation (specifically the allocation between continuing and discontinuing operations), given a one-time significant transaction of disposing of a business segment. We have taken steps to remediate the material weakness, including adherence to existing control procedures and implementation of enhanced controls related to review and oversight of complex transactions and infrequent events. Additionally, we engaged a new third party tax advisor to oversee and prepare the Company's tax provision and other related documents. We believe that these remediation efforts have improved our internal control over tax accounting, as well as our disclosure controls and procedures, and that the material weakness has been remediated at December 31, 2014.

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

        Changes in Internal Control over Financial Reporting.    With the exception of the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred in the annual period covered by this report that materially affect our internal control over financial reporting.

ITEM 9B.    Other Information.

        None.

 PART III

        Certain information required in Part III is omitted from this report, but is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders anticipated to be filed within 120 days after the end of our fiscal year ended December 31, 2014, pursuant to Regulation 14A with the Securities and Exchange Commission.

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

1.
The following financial statements are included in Item 8 of this Annual Report:

Management's Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2014 and 2013
Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Financial Statements
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
10.2.3
Second Amendment to Amended & Restated 2006 Omnibus Plan, effective as of May 6, 2014 (Incorporated herein by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed by the Registrant with the SEC on October 3, 2014).
10.3†	Director Compensation Policy.

Exhibit Number		Description of Exhibit
10.4†		Employment Agreement, dated July 31, 2006, by and between the Registrant and Lode Debrabandere.
10.5†		Lease Agreement by and between Gateway S-8, LLLP and Nova Telecommunications, Inc., dated August 11, 1998, as amended.
10.6†		Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated June 6, 2006.
10.7		Third Amendment to Agreement of Lease by and between the Registrant and Columbia Gateway S-28, L.L.C., dated September 30, 2014 (filed herewith).
10.8
Asset Purchase Agreement by and between the Registrant and Mesoblast International SARL, dated as of October 10, 2013 (Incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 31, 2014).
10.9	*	Exclusive Service Agreement by and between the Registrant and Howmedica Osteonics Corp., also referred to as Stryker Orthopaedics, dated as of December 19, 2014 (filed herewith).
11.1.1		Statement re: Computation of Per Share Loss (included in Note 2 to Financial Statements included in Part II Item 8 herein).
23.1.1		Consent of BDO USA, LLP (filed herewith).
31.1.1		Rule 15d-14(a) Certification of Lode Debrabandere, President and Chief Executive Officer (filed herewith).
31.2.1		Rule 15d-14(a) Certification of Philip R. Jacoby, Jr., Chief Financial Officer (filed herewith).
32.1.1		Section 1350 Certification of Lode Debrabandere, Chief Executive Officer, and Philip R. Jacoby, Jr., Chief Financial Officer (filed herewith).
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

OSIRIS THERAPEUTICS, INC.
March 20, 2015	By:	/s/ LODE DEBRABANDERE Lode Debrabandere, Ph.D. President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LODE DEBRABANDERE Lode Debrabandere, Ph.D.	Director, President and Chief Executive Officer (principal executive officer)	March 20, 2015
/s/ PHILIP R. JACOBY, JR. Philip R. Jacoby, Jr.	Chief Financial Officer (principal financial officer)	March 20, 2015
/s/ GREGORY I. LAW Gregory I. Law	Vice President of Finance (principal accounting officer)	March 20, 2015
/s/ PETER FRIEDLI Peter Friedli	Director	March 20, 2015
/s/ FELIX GUTZWILLER Felix Gutzwiller M.D., Dr.P.H.	Director	March 20, 2015
/s/ HANS KLINGEMANN Hans Klingemann, M.D., Ph.D.	Director	March 20, 2015
/s/ JAY M. MOYES Jay M. Moyes	Director	March 20, 2015