Form 10-Q
period 2015-03-31
OSIRIS THERAPEUTICS, INC.
filed 2015-05-11
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock, par value $0.001 per share	34,390,313

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements — Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$3,704	$2,208
Investments available for sale	35,367	37,305
Trading securities	8,162	10,591
Trade accounts receivable, net of reserves	32,022	24,307
Other receivables	7,579	9,951
Inventory	11,939	10,924
Prepaids and other current assets	579	650
Total current assets	99,352	95,936

Property and equipment, net	2,165	2,087
Other assets	95	95

Total assets	$101,612	$98,118

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	9,830	$8,854
Capital lease obligations, current portion	45	45
Deferred commissions payable, current portion	1,667	1,667
Total current liabilities	11,542	10,566

Other long-term liabilities	3,586	3,589
Total liabilities	15,128	14,155

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 34,390 shares outstanding - 2015, 34,346 shares outstanding - 2014	35	35
Additional paid-in-capital	288,759	287,525
Accumulated other comprehensive loss	(144)	(54)
Accumulated deficit	(202,166)	(203,543)
Total stockholders’ equity	86,484	83,963

Total liabilities and stockholders’ equity	$101,612	$98,118

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited
(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Product revenues	$21,003	$10,054
Cost of product revenues	4,609	2,212
Gross profit	16,394	7,842

Operating expenses:
Research and development	1,640	670
Selling, general and administrative	12,835	7,235
Fees paid to related parties	76	149
Share based payments to related parties	—	403
	14,551	8,457

Income (loss) from operations of continuing operations	1,843	(615)

Other income (expense), net	146	(126)

Income (loss) from continuing operations, before income taxes	1,989	(741)

Income tax (expense) benefit	(612)	130

Income (loss) from continuing operations	1,377	(611)

Discontinued operations:
Loss from operations of discontinued operations, net of income taxes of $165 in 2014	—	(754)
Loss from discontinued operations	—	(754)

Net income (loss)	1,377	(1,365)

Other comprehensive income (loss)
Unrealized (loss) gain on investments available for sale	(90)	88

Comprehensive income (loss)	$1,287	$(1,277)

Basic income (loss) per share
Income (loss) from continuing operations	$0.04	$(0.02)
Loss from discontinued operations	—	(0.02)
Basic income (loss) per share	$0.04	$(0.04)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.04	$(0.02)
Loss from discontinued operations	—	(0.02)
Diluted income (loss) per share	$0.04	$(0.04)

Weighted average common shares (basic)	34,358	34,148

Weighted average common shares (diluted)	34,821	34,148

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2015

Unaudited

(amounts in thousands, except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance at December 31, 2014	34,345,688	$35	$287,525	$(54)	$(203,543)	$83,963

Exercise of options to purchase common stock ($.40- $12.91 per share)	44,625	—	328	—	—	328

Share-based compensation - employees	—	—	852	—	—	852

Net income	—	—	—	—	1,377	1,377

Unrealized loss on investments available for sale	—	—	—	(90)	—	(90)

Windfall tax benefit from stock-based compensation	—	—	54	—	—	54

Balance at March 31, 2015	34,390,313	$35	$288,759	$(144)	$(202,166)	$86,484

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited
(amount in thousands)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$1,377	$(611)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations of continuing operations:
Unrealized loss on trading securities	—	179
Realized loss (gain) on investments available for sale	19	(54)
Depreciation and amortization	267	214
Non cash share-based payments	852	883
Changes in operating assets and liabilities:
Accounts receivable	(7,715)	(4,204)
Inventory	(1,015)	(408)
Prepaid expenses and other current assets	4,872	72
Lease reserves	—	(25)
Accounts payable, accrued expenses, and other liabilities	984	(817)
Net cash used in operating activities of continuing operations	(359)	(4,771)
Discontinued operations
Loss from discontinued operations	—	(754)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	(5)
Accounts payable and accrued expenses	—	(40)
Net cash used in operations of discontinued operations	—	(799)

Net cash used in operating activities	(359)	(5,570)

Cash flows from investing activities:
Purchases of property and equipment	(345)	(127)
Proceeds from sale of investments available for sale	22,221	5,000
Purchases of investments available for sale	(20,392)	—
Net cash provided by investing activities	1,484	4,873

Cash flows from financing activities:
Principal payments on capital lease obligations	(11)	(11)
Proceeds from the exercise of options to purchase common stock	328	634
Windfall tax benefit from stock-based compensation	54	—
Net cash provided by financing activities	371	623

Net increase (decrease) in cash	1,496	(74)
Cash at beginning of period	2,208	2,416

Cash at end of period	$3,704	$2,342

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$422	$—
Supplemental disclosure of non cash activities:
Guaranteed payment related to trading securities	2,429	—
Unrealized loss on investments available for sale	90	—
Unrealized gain on investments available for sale	—	88

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.  Description of Business and Significant Accounting Policies

Description of Business

Osiris Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading cellular and regenerative medicine company focused on researching, developing and marketing products in the wound, orthopedic, and sports medicine markets.

From 2010 to 2013, we operated our business in two segments, Biosurgery and Therapeutics. We now operate only our Biosurgery business, as a result of the sale of our Therapeutics segment assets in the fourth quarter of 2013, as discussed further below. Our Biosurgery business focuses on products for wound care, orthopedics, and sports medicine to harness the ability of cells and novel constructs to promote the body’s natural healing. Until it was sold, our Therapeutics business focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow.

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

Unaudited Interim Financial Statements

Except for the Balance Sheet as of December 31, 2014, which was derived from audited financial statements, the accompanying condensed financial statements are unaudited.  The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.        Description of Business and Significant Accounting Policies - continued

Investments Available for Sale

Investments available for sale consist primarily of marketable securities with maturities less than one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). All realized gains and losses on our investments available for sale are recognized in results of operations as other income.

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

The Mesoblast stock was previously subject to limited price protection for the one year required holding period. To the extent the value of those shares decreased during the holding period, Mesoblast was required to pay us for the decrease in value. This payment was to be made at least one half in cash and at the option of Mesoblast, up to one half in additional shares of Mesoblast stock. Any additional Mesoblast stock would also have to be held for one year during which period there was no further price protection. The price protection was accounted for as a derivative under ASC 815, Derivatives and Hedging, and, as such was recorded on the balance sheets at fair value, with changes recognized in net income. We elected to measure the Mesoblast stock at fair value with changes in fair value reflected in net income, as permitted under ASC 825-10, Financial Instruments—Fair Value Option.  In December 2014, the price protection on these shares expired, although Mesoblast agreed to pay us $15 million in cash for the stock in the first half of fiscal 2015. Accordingly, as of March 31, 2015 and December 31, 2014, we reflect the stock as a current asset in Trading Securities. As of March 31, 2015, this $15 million is shown as $8.2 million in Trading Securities and $6.8 million in Other Receivables on our Balance Sheets. As of December 31, 2014, this $15 million is shown as $10.6 million in Trading Securities and $4.4 million in Other Receivables on our Balance Sheets.

Trade Accounts Receivable

Trade accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of March 31, 2015 and December 31, 2014, accounts receivable in the accompanying balance sheets are each reported net of $1.3 million allowance for doubtful accounts. Trade accounts receivable balances are not collateralized. We did not have bad debt expense in the first quarters of fiscal 2015 or 2014.

Other Receivables

Other receivables at March 31, 2015 include the $6.8 million difference between the market value of the Mesoblast ordinary shares held by us and the $15 million agreed to be paid to us by Mesoblast. Other receivables at December 31, 2014 included the $5.0 million fee payable from Stryker, as further described below, and the $4.4 million difference between the market value of the Mesoblast ordinary shares held by us and the $15 million to be paid to us by Mesoblast for such shares.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Valuation of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the first quarter of fiscal 2015 or during fiscal year 2014.

Biosurgery Revenue Recognition

We recognize revenue from product distribution when title passes to the customer.  Title usually passes when the product is shipped to the customer and leaves our loading dock.  In some situations, we store consigned inventory on site in freezers at hospital or clinic facilities.  No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheets. For these products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. We verify the condition and status of all consigned inventory on at least a quarterly basis.  Due to the nature of our products and the need to ensure they are maintained at the proper frozen temperature, we generally do not allow product returns.

In December 2014, we entered into an exclusive distribution agreement with a subsidiary of Stryker Corporation for the marketing and distribution of BIO(4), our viable bone matrix allograft.  Pursuant to the agreement, Stryker has been granted worldwide distribution rights to the product and any improvements, for all surgical applications. We are responsible for supply, manufacturing, inventory management, shipments to customers, continued research and product improvement activities. We recognize as revenue the amounts charged to customers for the allografts.  Commissions and administrative fees paid to Stryker are accounted for as selling expenses, as Stryker is acting as outside sales and marketing agent for Osiris. We received an initial exclusivity fee of $5.0 million in the first quarter of fiscal 2015 and are entitled to receive additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. The exclusivity fee and any extension fees subsequently received are considered to be adjustments of the selling expenses.  As such, we recognize the exclusively fee as a liability, which will be amortized over the related exclusivity period in proportion to the expected fees to be paid to Stryker, as an offset to selling expenses. During the first quarter of fiscal 2015, we amortized $59,000. At December 31, 2014, we recorded a $5.0 million receivable with the offset to short-term deferred commissions of $1.7 million and long-term deferred commissions of $3.3 million.  At March 31, 2015, the short-term and long-term deferred commissions were $1.7 million and $3.2 million, respectively.

In October 2014, we entered into an exclusive commercial and development partnership for our cartilage product, Cartiform, with Arthrex, Inc. The agreement provides Arthrex with exclusive commercial distribution rights to Cartiform beginning in 2015. We are responsible for manufacturing, continued research and product improvement activities. The responsibilities related to the design and conduct of future clinical development programs are shared between both organizations. Pursuant to the agreement, Arthrex is entitled to a certain commission on Cartiform sales. We recognize the full sales price as revenue and account for the payment to Arthrex as commission expense.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.  Description of Business and Significant Accounting Policies - continued

Therapeutics Revenue Recognition

In our former Therapeutics business, we evaluated revenues from agreements that had multiple elements to determine whether the components of the arrangement represent separate units of accounting. To recognize a delivered item in a multiple element arrangement, the delivered items must have value on a standalone basis and the delivery or performance must be probable and within our control for any delivered items that have a right of return. The determination of whether multiple elements of a collaboration agreement meet the criteria for separate units of accounting required us to exercise judgment. We account for the activities of our former Therapeutics business as discontinued operations.

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

We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At March 31, 2015 and December 31, 2014 we had no accruals for interest or penalties related to income tax matters.

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

Diluted income per common share for the three months ended March 31, 2015 includes the dilutive impact of options equivalent to 462,903 shares.

Diluted loss per common share for the three months ended March 31, 2014 excluded all 1,481,708 of our outstanding options as of March 31, 2014, as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for this period.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

1.  Description of Business and Significant Accounting Policies - continued

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

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less. We have historically provided credit in the normal course of business to contract counterparties and to the distributors of our product. Trade accounts receivable in the accompanying balance sheets consist primarily of amounts due from distributors of our Biosurgery products within the United States. During the first fiscal quarters of fiscal 2015 and 2014, revenues from one of the distributors of our Biosurgery products, Stability Biologics, comprised approximately 13% and 15%, respectively, of our total Biosurgery product revenues. As of March 31, 2015 and December 31, 2014, receivables from this distributor comprised 14% and 13%, respectively, of our trade receivables. We are experiencing some collection issues due to the termination of distributorships related to our new strategic partnerships with Arthrex and Stryker, and accordingly we have recorded an allowance. As discussed under “Trade Accounts Receivable,” we have not incurred any bad debt expense for the three months ended March 31, 2015 or 2014.

Recent Accounting Guidance at March 31, 2015

We evaluated the accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and determined they are either (i) not applicable or (ii) have an immaterial impact on our financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Of the $50 million in total initial consideration, we received payment of $35 million in cash, and $15 million in Mesoblast ordinary shares, which were delivered to us upon completed delivery of the ceMSC assets.  Our ability to receive the second $50 million is subject to satisfaction of the milestones indicated above all of which are largely dependent upon the clinical and regulatory success of Mesoblast and other factors not in our control. These include many if not all of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast, including product development, efficacy and regulatory risks. We have received no such payments thus far, nor do we have any expectation of receiving any such payments in the foreseeable future. Our ability to earn royalties from Mesoblast is subject to these same risks and will require performance by Mesoblast that results in its meeting some or all of the milestones referred to above, and is thereafter also dependent upon the commercial success of Mesoblast’s ceMSC business. Royalties, if any, are payable to us in cash. Any portion of the second $50 million that becomes payable to us will be payable, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares.  Any such Mesoblast ordinary shares that we receive will be subject to a one year holding period, with the same limited downside protection for a drop in the Mesoblast share price over the holding period.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

2. Discontinued Operations - continued

We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

During fiscal 2014, we completed all of our responsibilities under a separate transition services agreement with Mesoblast and all involvement in our former Therapeutics business has ceased.  The only continuing cash flows to us related to our former Therapeutics business will be the contingent consideration and royalties provided for under the purchase agreement, as described above.  We received no such contingent payments or royalties in the first quarter of fiscal 2015 or full fiscal year 2014.

Summarized operating results of discontinued operations are as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	($000s)	($000s)

Revenue from collaborative research agreements and royalties	$—	$—

Operating expenses:
Research and development	$—	73
Selling, general and administrative	—	516
	—	589

Loss from discontinued operations before income tax expense	—	(589)
Income tax expense	—	165

Loss from discontinued operations	$—	$(754)

Revenues from our former Therapeutics business historically consisted primarily of collaborative research agreements and royalties. Because of the disposition of our Therapeutics business in 2013, we will no longer incur related research and development expenses related to these discontinued operations. Our discontinued operations also earned royalty revenues and cost reimbursement under an adult expanded access program. Royalties were earned on the sale of human mesenchymal stem cells sold for research purposes. We recognized this revenue as sales were made.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

3. Segment Reporting

Prior to the sale of our Therapeutics business in 2013, we managed our business in two operating segments: our Biosurgery segment and our Therapeutics segment.

Our Biosurgery segment is focused on the development, manufacture and distribution of biologic products for wound care, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body’s natural healing. We launched Grafix for commercial distribution in 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform during 2013. We transitioned Ovation to OvationOS (now branded as BIO(4)) during the second half of 2014. The initial commercial sale of BIO(4) through our collaboration with Stryker occurred in the first quarter of fiscal 2015.  We have continued to increase our distribution volume of these products since their respective commercial launches and are developing additional products for future commercialization.

Our Therapeutics segment focused on developing and marketing products to treat medical conditions in the inflammatory and cardiovascular disease areas. Its operations focused on clinical trials and discovery efforts.  As disclosed in Note 2 — Discontinued Operations, in October 2013 we entered into a Purchase Agreement with Mesoblast, pursuant to the terms of which we sold our culture expanded mesenchymal stem cell business, including Prochymal and other related assets.

Given the sale of our former Therapeutics segment, we now have only one operating segment.  As such, our financial statements present the assets, liabilities, and results of the former Therapeutics segment as discontinued operations for all periods presented, and our continuing operations now represent what was formerly our Biosurgery segment.

4. Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
	($000s)	($000s)
Laboratory and manufacturing equipment	$1,395	$1,211
Computer hardware, furniture and fixtures	1,486	1,377
Leased assets	228	228
Leasehold improvements	4,417	4,365
	7,526	7,181
Accumulated depreciation and amortization	(5,361)	(5,094)

Property and equipment, net	$2,165	$2,087

Depreciation and amortization expense for property and equipment was $267,000 and $214,000 for three months ended March 31, 2015 and 2014, respectively.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

5. Inventory

As of March 31, 2015 and December 31, 2014, inventory for our Biosurgery business consists of the following:

	March 31,	December 31,
	2015	2014
	($000s)	($000s)
Inventory
Raw materials and supplies	$1,088	$1,025
Work-in-process	148	19
Finished goods	10,703	9,880
Total Biosurgery inventory	$11,939	$10,924

Prior to the transaction described in Note 2—Discontinued Operations, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

6. Share-Based Compensation

In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and 2010, and further amended it in 2012 and 2014, in each case to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At March 31, 2015, there were 306,906 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

In connection with the stock options exercised during the three months ended March 31, 2015, we received cash proceeds of $328,000. At March 31, 2015, there was $5.4 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized through fiscal 2019.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2014	1,608,557	$12.01	7.92 years	$6,774
Granted	207,000	$17.97
Exercised	(44,625)	$7.10		$419
Forfeited or canceled	(57,750)	$14.35

Balance, March 31, 2015	1,713,182	$12.68	8.08 years	$8,837

Exercisable at March 31, 2015	556,807	$10.39	5.97 years	$4,409

The weighted fair value of options granted during the three months ended March 31, 2015 was $8.66 per share.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

7. Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.  For the period ended March 31, 2015, the tax expense from continuing operations was $612,000. For the period ended March 31, 2014, the tax benefit from continuing operations was $130,000.

8. Investments Available for Sale

Investments available for sale consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	($000s)				($000s)
		Unrealized				Unrealized		Fair
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Value
Cash equivalents:
Money market funds & certificates of deposit	$110	$—	$—	$110	$1,043	$—	$—	$1,043
Corporate debt securities & commercial paper	10,795	37	(39)	10,793	12,835	21	(24)	12,832
	10,905	37	(39)	10,903	13,878	21	(24)	13,875
Investments:
Municipal securities	11,640	2	(124)	11,518	12,400	13	(47)	12,366
Agency obligations	7,257	18	(31)	7,244	5,401	12	(28)	5,385
US & international government agencies	5,709	—	(7)	5,702	5,680	1	(2)	5,679
	24,606	20	(162)	24,464	23,481	26	(77)	23,430

Investments available for sale	$35,511	$57	$(201)	$35,367	$37,359	$47	$(101)	$37,305

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

8. Investments Available for Sale - continued

The following tables summarize the securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2015 ($000s)
Municipal securities	$8,709	$(66)	$1,024	$(58)	$9,733	$(124)
Agency obligations	4,442	(31)	—	—	4,442	(31)
Corporate debt securities & commercial paper	5,212	(39)	—	—	5,212	(39)
US & international government agencies	3,070	(7)	—	—	3,070	(7)
Total temporarily impaired	$21,433	$(143)	$1,024	$(58)	$22,457	$(201)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014 ($000s)
Municipal securities	$1,000	$(1)	$1,032	$(46)	$2,032	$(47)
Agency obligations	3,939	(28)	—	—	3,939	(28)
Corporate debt securities & commercial paper	7,073	(24)	—	—	7,073	(24)
US & international government agencies	2,873	(2)	—	—	2,873	(2)
Total temporarily impaired	$14,885	$(55)	$1,032	$(46)	$15,917	$(101)

The following table summarizes maturities of our investments available for sale as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3 months	$2,303	$2,286	$3,056	$3,056
Between 3—12 months	11,514	11,474	12,658	12,660
More than 1 year	21,694	21,607	21,645	21,589
Investments available for sale	$35,511	$35,367	$37,359	$37,305

Realized gains (losses) and investment interest income net of management fees earned on investments available for sale were $151,000 and $54,000, respectively, for the three months ended March 31, 2015 and 2014, and have been included as a component of “Other income (expense), net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

We do not currently hold any assets in this category.

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

Risk-free interest rate: 0.13%

Expected dividends: $0

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

9. Fair Value - continued

The price protection related to Mesoblast shares ended in December 2014. There were no transfers in and out of Level 3 during the first quarter of fiscal 2015. The following table represents a rollforward of the fair value of Level 3 instruments, comprised solely of the limited price protection derivative related to the Mesoblast stock issued to us in connection with the sale of our former Therapeutics business:

	March 31, 2015	December 31, 2014
	($000s)	($000s)
Balance at beginning of period	$—	$1,685
Fair value upon receipt of Mesoblast stock	—	—
Change in fair value	—	2,252
Settlements	—	(3,937)

Balance at end of period	$—	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & cash equivalents	$110	$—	$—	$110
US & international government agencies	—	5,702	—	5,702
Agency obligations	—	7,244	—	7,244
Corporate debt securities & commercial paper	—	10,793	—	10,793
Municipal securities	—	11,518	—	11,518

Total investments available for sale	110	35,257	—	35,367

Securities received in business disposition
Restricted shares of Mesoblast common stock	8,162	—	—	8,162

Total securities	8,162	—	—	8,162

Total assets	$8,272	$35,257	$—	$43,529

	December 31, 2014
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & cash equivalents	$1,043	$—	$—	$1,043
US & international government agencies	—	5,679	—	5,679
Certificates of deposit	—	—	—	—
Agency obligations	—	5,385	—	5,385
Corporate debt securities & commercial paper	—	12,832	—	12,832
Municipal securities	—	12,366	—	12,366

Total investments available for sale	$1,043	$36,262	$—	$37,305

Securities received in business disposition
Restricted shares of Mesoblast common stock	$10,591	$—	$—	$10,591

Total securities	10,591	—	—	10,591

Total assets	$11,634	$36,262	$—	$47,896

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

10. Subsequent Events

We evaluated our March 31, 2015 financial statements for subsequent events through the date the consolidated financial statements were issued.  We are not aware of any subsequent events that would require recognition of disclosure in the financial statements.  Furthermore, there have been no material changes, outside of the normal course of business, to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Forward looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, we note that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A “Risk Factors,” and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our products and product candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and commercialization strategy for marketed Biosurgery products (including Grafix®, BIO4TM and Cartiform®); and Biosurgery products under development; our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, future products to meet demand; our ability to commercialize and distribute our current and any future marketed products; our relationships with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establish and maintain, and the ability of our customers and end users to obtain, reimbursement for our commercially available products from Medicare and other third party payors; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited condensed financial statements for the three months period ended March 31, 2015 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during this periods and since then to date.

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and are presented in U.S. dollars.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Some of the important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Part I — Item 1A “Risk Factors.” There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

When we use the terms “Osiris,” “we,” “us,” and “our” we mean Osiris Therapeutics, Inc., a Maryland corporation.

Company Overview

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three months ended March 31, 2015 and 2014 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in “Item 1. Financial Statements.”

Osiris Therapeutics, Inc., based in Columbia, Maryland, is the world leader in researching, developing and marketing cellular regenerative medicine products that improve health and lives of patients and lower overall healthcare costs. The company continues to advance its research and development in biotechnology by focusing on innovation in regenerative medicine, including bioengineering, stem cell research and viable tissue based products.  Osiris has achieved commercial success with products in orthopedics, sports medicine and wound care, including Cartiform®, BIO4™, and Grafix®. During the fourth fiscal quarter of 2014, we entered into an exclusive distribution agreement with a subsidiary of Stryker Corporation for the marketing and distribution of BIO4, previously branded and sold by us as OvationOS®, and entered into an agreement with Arthrex, Inc. for the marketing and distribution of Cartiform. The initial commercial sales of BIO4 and Cartiform through our partnerships began in the first quarter of fiscal 2015. We develop and are responsible for the manufacture or processing of each of these products.

Osiris, Grafix, and Cartiform are registered trademarks of Osiris Therapeutics, Inc. BIO4 is a trademark of Stryker Corporation. More information can be found on the company’s website, www.Osiris.com.

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

From 2010 to 2013, we operated in two business segments, Biosurgery and Therapeutics. In October 2013, we sold our Therapeutics segment for up to $100.0 million in initial and contingent consideration, and we are now focused on our Biosurgery business. Our Biosurgery business works to harness the ability of cells and novel constructs to promote the body’s natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Our Therapeutics business historically focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. These activities ceased completely following fulfillment in the second half of fiscal 2014 of our remaining obligations in connection with the sale of our Therapeutics business.

The three pillars of our business strategy are to continue our history of innovation, bring about commercial transformation, and ensure differentiation of our company. To innovate, we seek to make new products available to address unmet medical needs through research and development (R&D) and commercial efforts in our areas of focus in wound care, orthopedics and sports medicine. Disease targets for products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and sports medicine products for motion preservation. Our commercial transformation is defined by establishing a proprietary sales infrastructure and driving long-term revenue growth. To differentiate, we seek to identify and introduce barriers to entry, through means such as superior science, clinical data and intellectual property rights. Since 2010, we have launched commercial distribution of several Biosurgery products, including Grafix, BIO4, and Cartiform.

Over the last six quarters, we have experienced significant growth in revenues from our Biosurgery products. We have also made a significant investment in increasing our sales force, and expect to incur additional research and development expenses associated with efforts to obtain pre-marketing approval from the FDA for expanded indications for Grafix. As we continue with this transition, and the transition of Ovation to Bio4, we face all of the risks and uncertainties to which our business is generally subject. Thus, while we have demonstrated some limited success thus far in the pursuit of our new Biosurgery strategy, we recognize that we operate in a competitive and challenging business environment and that our continued execution on this strategy will face a number of challenges. As a result, we may experience variability in our overall results, and in our quarter to quarter revenues.

Financial Operations Overview

Revenue

We produce human tissue-based products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as through the efforts of employee sales personnel. We presently produce and distribute Grafix for acute and chronic wounds, Cartiform, a viable cartilage mesh for cartilage repair and BIO4 for bone growth. All of these products are cryo-preserved and stored in special freezers at -80 degrees Celsius. Customers have the product shipped to them on dry ice. Legal title usually passes to the customer when the product leaves our shipping dock. We do have consignment inventory at certain hospital sites or clinic facilities. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. For these consigned products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. Due to the nature of the products and the manufacturing process, we generally do not allow sales returns.

During the third quarter of fiscal 2010, we launched Grafix as the first product in our then newly established Biosurgery segment, for limited commercial distribution. We began distribution of a second product, Ovation, in early fiscal 2011. We transitioned our Ovation product to OvationOS (now branded as BIO4) during the second half of fiscal 2014. These products followed our first generation Biosurgery product, Osteocel, which we sold to Nuvasive, Inc. in 2008 for approximately $80 million in aggregate consideration. We have continued to increase our distribution volume for Grafix and our other current Biosurgery products throughout fiscal 2012 to 2015 through both in-house personnel as well as through our expanding distributor network. The increase in product revenue and gross profit since commercial launch is due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of Biosurgery products in the foreseeable future.

We have committed to the FDA that, before marketing Grafix for certain expanded indications, we will submit a Biologics License Application (BLA) to the FDA and seek pre-marketing approval for such added indications.

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

Consistent with our historic focus on the development of biologic drug candidates with potential uses in multiple indications, many of our historic costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through March 31, 2015, we incurred aggregate research and development costs of approximately $445 million.

Biosurgery research and development expenses were $1.6 million and $670,000 during the first quarter of fiscal 2015 and 2014, respectively, which includes costs incurred for studies in using Grafix in the treatment of venous leg ulcers and diabetic foot ulcers.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of the costs associated with our selling and marketing efforts and well as our general management, including salaries, sales commissions, allocations of facilities and related costs, and professional fees such as legal and accounting expenses. Beginning in fiscal 2012, we incurred additional general and administrative expenses related to increased distribution efforts for our Biosurgery products. During the fiscal 2014, we hired 100 additional employees in our sales and marketing department, increasing our total internal sales force to approximately 110 employees. We expect future expense increases to continue as a result of hiring additional operational, financial, accounting, facilities engineering and information systems personnel as we continue to increase distribution of our Biosurgery products. We did not experience any significant reductions in our general and administrative expenses as the result of the sale of our Therapeutics business.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the three months ended March 31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Product Revenues & Gross Profit

During the first quarter of fiscal 2015, our revenue from product distribution increased to $21 million, compared to $10 million in the first quarter of fiscal 2014, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of Grafix, BIO4, and Cartiform during the first quarter of fiscal 2015. Although revenue from the distribution of BIO4 and Cartiform is still less than 20% of our total product revenue, we believe that these two new products will contribute to our future growth and are complementary products to Grafix, simplifying the sales efforts.  Our gross profit margin was 78% for both first quarters of fiscal 2015 and 2014. During the first quarter of fiscal 2014, we operated our manufacturing facilities at our Columbia, Maryland location using one shift and we began using a second shift during the second quarter of fiscal 2014. We have capacity to facilitate further growth without substantial increases in our clean room and manufacturing facilities.

Research and Development Expenses

Research and development expenses in the first quarter of fiscal 2015 were $1.6 million compared to $670,000 in the same period of fiscal 2014. The increase in research and development expenses is primarily due to increased investments in research and development activities as we further our research into using Grafix in the treatment of venous leg ulcers. We also began a multicenter, open-label, single-arm study to evaluate the safety and efficacy of Grafix for the treatment of complex diabetic foot wounds with exposed tendon and/or bone during the fourth quarter of fiscal 2014, and we expect this to be completed mid-way through 2015. We continue to make substantial investments in research and development activities during fiscal 2015, as we further our research into using Grafix for expanded indications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $12.8 million during the first quarter of fiscal 2015 compared to $7.2 million in the same period of fiscal 2014. The significant majority of these cost increases were incurred because of increased commissions due to higher sales volume, and sales and marketing efforts to increase our product distribution and to build our infrastructure in the areas of reimbursement for public and private health care providers. Selling, general and administrative costs were 61.1% of product revenue in the first quarter of fiscal 2015 compared to 72.0% during the same period in fiscal 2014.  We will continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2015 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the first quarter of fiscal 2015 primarily consisted of the net realized investment income earned on our investments available for sale of $151,000.

Other expense, net in the first quarter of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $54,000, together with the unrealized loss of approximately $465,000 on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $286,000 increase in the fair value of the derivative from the limited price protection afforded us on the Mesoblast stock.  The derivative was valued at approximately $1.9 million at the end of the first quarter of fiscal 2014.  The price protection ended in December 2014, although Mesoblast committed to us to purchase the Mesoblast ordinary shares held by us for no less than $15 million during the first half of fiscal 2015. Therefore, as of December 31, 2014, we no longer had a derivative instrument.

Income Taxes

Due to taxable income expected from continuing operations, we recognized income tax expense in 2015.  Due to taxable income expected from discontinued operations for income tax accounting purposes and a net loss from continuing operations, we recognized both an income tax expense and benefit, respectively, in 2014.  In fiscal 2015, we will utilize part of our $70 million of tax credits to offset the taxable income up to the federal alternative minimum tax threshold.  We will maintain our full valuation allowance until operations from our Biosurgery business (continuing operations) provides evidence of sufficient future earnings.

Liquidity and Capital Resources

Liquidity

At March 31, 2015, we had $3.7 million in cash and $35.4 million in investments available for sale. Other receivables at March 31, 2015 include the difference of $6.8 million between the market value of the Mesoblast shares and the guaranteed payment of $15 million. At March 31, 2015, the market value of the Mesoblast stock was $8.2 million. We have not had any outstanding debt at any time since fiscal 2008.

Cash Flow

Net cash used in operating activities of continuing operations during the first quarter of fiscal 2015 was $359,000 and primarily reflects our net income of $1.4 million, net increases in our trade receivables and inventory, partially offset by the decrease in prepaid assets and other current assets and non cash charges.

Net cash used in operating activities of continuing operations during the first quarter of fiscal 2014 was $4.8 million, and primarily reflects our net loss from continuing operations of $611,000, net increases in our trade receivables and inventory, partially offset by non cash charges.

Net cash provided by investing activities during the first quarter of fiscal 2015 and 2014 was $1.5 million and $4.9 million, respectively, and in each year primarily reflects proceeds from the sales of our investments to fund our operations.

Net cash provided by financing activities during the first quarter of fiscal 2015 and 2014 was $371,000 and $623,000 respectively. The cash provided by financing activities is primarily the net proceeds from the exercise of stock options by our employees.

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

Derivative Instruments

Generally, we do not enter into hedging or derivative instrument arrangements. In connection with the sale of our Therapeutics business, we received $15 million of Mesoblast Limited ordinary shares which were initially restricted from sale for a period of twelve months.  Mesoblast provided us with limited price protection in the event that the value of the shares when the restrictive period expired was lower than the price when the shares were issued. In December 2014, the price protection for the Mesoblast ordinary shares expired, although Mesoblast agreed to pay us no less than $15 million in cash for the stock prior to the end of the first half of fiscal 2015. Accordingly, we no longer have a derivative instrument as of December 31, 2014.

Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the first quarter of fiscal 2015 or 2014, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 20, 2015.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (filed herewith).

* filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: May 11, 2015	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2015	/s/ GREGORY I. LAW
Gregory I. Law
Vice President of Finance (Principal Accounting Officer)