Form 10-Q
period 2015-06-30
OSIRIS THERAPEUTICS, INC.
filed 2015-08-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2015
Common Stock, par value $0.001 per share	34,439,425

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements — Unaudited

OSIRIS THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$1,563	$2,208
Investments available for sale	37,083	37,305
Trading securities	8,300	10,591
Trade accounts receivable, net of reserves	38,598	24,307
Other receivables	720	9,951
Inventory	13,348	10,924
Prepaids and other current assets	1,223	650
Total current assets	100,835	95,936

Property and equipment, net	2,077	2,087
Other assets	95	95

Total assets	$103,007	$98,118

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$9,217	$8,854
Capital lease obligations, current portion	45	45
Deferred commissions payable, current portion	1,667	1,667
Total current liabilities	10,929	10,566

Other long-term liabilities	3,256	3,589
Total liabilities	14,185	14,155

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 34,439 shares outstanding - 2015, 34,346 shares outstanding - 2014	35	35
Additional paid-in-capital	289,991	287,525
Accumulated other comprehensive loss	(202)	(54)
Accumulated deficit	(201,002)	(203,543)
Total stockholders’ equity	88,822	83,963

Total liabilities and stockholders’ equity	$103,007	$98,118

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Product revenues	$23,688	$13,290	$44,691	$23,344
Cost of product revenues	5,142	2,924	9,751	5,136
Gross profit	18,546	10,366	34,940	18,208

Operating expenses:
Research and development	2,287	1,055	3,927	1,725
Selling, general and administrative	14,526	9,377	27,437	17,164
	16,813	10,432	31,364	18,889

Income (loss) from operations of continuing operations	1,733	(66)	3,576	(681)

Other income (expense), net	(202)	(1,232)	(56)	(1,358)

Income (loss) from continuing operations, before income taxes	1,531	(1,298)	3,520	(2,039)

Income tax expense	(367)	(130)	(979)	—

Income (loss) from continuing operations	1,164	(1,428)	2,541	(2,039)

Discontinued operations:
Loss from operations of discontinued operations, net of income taxes of $431 and $597, for the three months and six months ended June 30, 2014, respectively	—	(457)	—	(1,211)
Loss from discontinued operations	—	(457)	—	(1,211)

Net income (loss)	1,164	(1,885)	2,541	(3,250)

Other comprehensive income (loss)
Unrealized (loss) gain on investments available for sale	(58)	17	(148)	105

Comprehensive income (loss)	$1,106	$(1,868)	$2,393	$(3,145)

Basic income (loss) per share
Income (loss) from continuing operations	$0.03	$(0.04)	$0.07	$(0.06)
Loss from discontinued operations	—	(0.01)	—	(0.04)
Basic income (loss) per share	$0.03	$(0.05)	$0.07	$(0.10)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.03	$(0.04)	$0.07	$(0.06)
Loss from discontinued operations	—	(0.01)	—	(0.04)
Diluted income (loss) per share	$0.03	$(0.05)	$0.07	$(0.10)

Weighted average common shares (basic)	34,411	34,264	34,384	34,207

Weighted average common shares (diluted)	34,890	34,264	34,858	34,207

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

Unaudited
(amount in thousands)

	Six Months ended June 30,
	2015	2014
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$2,541	$(2,039)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations of continuing operations:
Net realized and unrealized loss on trading securities	259	1,502
Realized loss (gain) on investments available for sale	91	(168)
Depreciation and amortization	547	441
Non cash share-based payments	1,631	1,537
Provision for bad debts	—	50
Guaranteed payment related to trading securities	6,198	—
Changes in operating assets and liabilities:
Accounts receivable	(14,291)	(9,481)
Inventory	(2,424)	(3,611)
Other receivables	5,065	(208)
Prepaid expenses and other current assets	(573)	—
Lease reserves	—	(53)
Accounts payable, accrued expenses, and other liabilities	52	3,195
Net cash used in operating activities of continuing operations	(904)	(8,835)
Discontinued operations
Loss from discontinued operations	—	(1,211)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	91
Accounts payable and accrued expenses	—	(57)
Net cash used in operations of discontinued operations	—	(1,177)

Net cash used in operating activities	(904)	(10,012)

Cash flows from investing activities:
Purchases of property and equipment	(537)	(440)
Proceeds from sale of discontinued operations, net	—	15,000
Proceeds from sale of investments available for sale	52,902	8,307
Purchases of investments available for sale	(52,919)	(14,117)
Net cash (used in) provided by investing activities	(554)	8,750

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	(22)
Restricted cash	—	20
Proceeds from the exercise of options to purchase common stock	716	1,417
Windfall tax benefit from stock-based compensation	119	89
Net cash provided by financing activities	813	1,504

Net (decrease) increase in cash	(645)	242
Cash at beginning of period	2,208	2,416

Cash at end of period	$1,563	$2,658

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$1,994	$—
Supplemental disclosure of non cash activities:
Receivable due from sale of trading securities	243	—

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. We believe that the most significant estimates that affect our financial statements are those that relate to deferred tax assets, inventory valuation, allowance for doubtful accounts, share-based compensation and the value of the derivative obtained in connection with the sale of our former Therapeutics business.

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

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Mesoblast stock was previously subject to limited price protection for the one year required holding period. To the extent the value of those shares decreased during the holding period, Mesoblast was required to pay us for the decrease in value. This payment was to be made at least one half in cash and at the option of Mesoblast, up to one half in additional shares of Mesoblast stock. Any additional Mesoblast stock would also have to be held for one year during which period there was no further price protection. The price protection was accounted for as a derivative under ASC 815, Derivatives and Hedging, and, as such was recorded on the balance sheets at fair value, with changes recognized in net income. We elected to measure the Mesoblast stock at fair value with changes in fair value reflected in net income, as permitted under ASC 825-10, Financial Instruments—Fair Value Option.  In December 2014, the price protection on these shares expired and Mesoblast agreed to pay us the difference between the prevailing market value of the Mesoblast stock and $15 million in the first six months of fiscal 2015. As of December 31, 2014, this $15 million was shown as $10.6 million in Trading Securities and $4.4 million in Other Receivables on our Balance Sheets. In June 2015, we received $6.2 million in cash from Mesoblast for the difference between the market value of the Mesoblast stock and the $15 million agreed to be paid to us by Mesoblast. Also in June 2015, we began selling the shares of Mesoblast stock through a stockbroker in Australia. As of June 30, 2015, we sold 78,951 shares of Mesoblast stock and realized a gain of $2,000. As of June 30, 2015, the market value of the remaining 2,869,778 shares of Mesoblast stock held by us was $8.3 million. In the fiscal quarter ended June 30, 2015, we recognized an unrealized loss on the value of the Mesoblast stock of $261,000, as a component of Other Income (Expense), Net. We expect to sell all of the Mesoblast shares by the end of this fiscal year.

Trade Accounts Receivable

Trade accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables outstanding longer than the time specified in the respective customer’s contract, typically 45-days, to be past due. As of June 30, 2015 and December 31, 2014, accounts receivable in the accompanying balance sheets is each reported net of $261,000 and $1.3 million allowance for doubtful accounts, respectively. During the fiscal quarter ended June 30, 2015, we entered into a settlement agreement with a former customer and wrote off $995,156 of accounts receivable against the allowance for doubtful accounts.  This amount was fully reserved as of December 31, 2014.

Trade accounts receivable balances are not collateralized. We did not incur additional bad debt expense during the three months or six months period ended June 30, 2015. We incurred $50,000 of bad debt expense during the three months and six months period ended June 30, 2014, respectively.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

1.  Description of Business and Significant Accounting Policies - continued

Other Receivables

Other receivables at June 30, 2015 include $243,000 due to us from the sale of 78,951 shares of our Mesoblast stock. As of June 30, 2015, we received from Mesoblast $6.2 million in cash for the difference between the market value of the Mesoblast ordinary shares held by us and the $15 million to be paid to us by Mesoblast for such shares. Other receivables at December 31, 2014 included the $5.0 million fee payable from Stryker, as further described below, and the $4.4 million difference between the market value of the Mesoblast ordinary shares and the $15 million agreed to be paid to us by Mesoblast.

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

Valuation of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the first six months of fiscal 2015 or during fiscal year 2014.

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

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

1.  Description of Business and Significant Accounting Policies - continued

In December 2014, we entered into an exclusive distribution agreement with a subsidiary of Stryker Corporation for the marketing and distribution of BIO4, our viable bone matrix allograft.  Pursuant to the agreement, Stryker has been granted worldwide distribution rights to the product and any improvements, for all surgical applications. We are responsible for supply, processing, inventory management, shipments to customers, continued research and product improvement activities. We recognize as revenue the amounts charged to customers for the allografts.  Commissions and administrative fees paid to Stryker are accounted for as selling expenses, as Stryker is acting as outside sales and marketing agent for Osiris. We received an initial exclusivity fee of $5.0 million in the first six months of fiscal 2015 and are entitled to receive additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. The exclusivity fee and any extension fees subsequently received are considered to be adjustments of the selling expenses.  As such, we recognize the exclusively fee as a liability, which will be amortized over the related exclusivity period in proportion to the expected fees to be paid to Stryker, as an offset to selling expenses. We amortized $314,000 and $373,000 for the three and six months ended June 30, 2015, respectively. At December 31, 2014, we recorded a $5.0 million receivable with the offset to short-term deferred commissions of $1.7 million and long-term deferred commissions of $3.3 million.  At June 30, 2015, the short-term and long-term deferred commissions were $1.7 million and $3.0 million, respectively.

In October 2014, we entered into an exclusive commercial and development partnership for our cartilage product, Cartiform, with Arthrex, Inc. The agreement provides Arthrex with exclusive commercial distribution rights to Cartiform beginning in 2015. We are responsible for product processing, continued research and product improvement activities. The responsibilities related to the design and conduct of future clinical development programs are shared between both organizations. Pursuant to the agreement, Arthrex is entitled to a certain commission on Cartiform sales. We recognize the full sales price as revenue and account for the payment to Arthrex as commission expense.

Research and Development Costs

We expense internal and external research and development (“R&D”) costs, including costs of funded R&D arrangements and the processing and production of clinical batches of Biosurgery products used in clinical trials, in the period incurred.

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

We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At June 30, 2015 and December 31, 2014 we had no accruals for interest or penalties related to income tax matters.

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

Diluted income per common share for the three and six months ended June 30, 2015 includes the dilutive impact of options equivalent to 479,785 and 473,121 shares, respectively.

Diluted loss per common share for the three and six months ended June 30, 2014 excluded all 1,536,945 of our outstanding options as of June 30, 2014, as their impact on our net loss is anti-dilutive. As a result, basic and diluted weighted average common shares outstanding are identical for this period.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.  We have historically provided credit in the normal course of business to contract counterparties and to the end user customers and distributors of our products. Trade accounts receivable in the accompanying balance sheets consist primarily of amounts due from end user customers and distributors of our Biosurgery products within the United States. During the first six months of fiscal 2015 and 2014, revenues from one of the distributors of our Biosurgery products, Stability Biologics, comprised approximately 17% and 11%, respectively, of our total Biosurgery product revenues. As of June 30, 2015 and December 31, 2014, receivables from this distributor comprised 5% and 13%, respectively, of our trade receivables. As discussed under “Trade Accounts Receivable,” we have not incurred any bad debt expense for the six months ended June 30, 2015. We incurred $50,000 of bad debt expense for the six months ended June 30, 2014.

Recent Accounting Guidance at June 30, 2015

We evaluated the accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and determined they are either (i) not applicable or (ii) have an immaterial impact on our financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Of the $50 million in total initial consideration, we received payment of $35 million in cash, and $15 million in Mesoblast ordinary shares, which were delivered to us upon completed delivery of the ceMSC assets.  Our ability to receive the second $50 million is subject to satisfaction of the milestones indicated above all of which are largely dependent upon the clinical and regulatory success of Mesoblast and other factors not in our control. These include many if not all of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast, including product development, efficacy and regulatory risks. We have received no such payments thus far, nor do we have any expectation of receiving any such payments in the foreseeable future. Our ability to earn royalties from Mesoblast is subject to these same risks and will require performance by Mesoblast that results in its meeting some or all of the milestones referred to above, and is thereafter also dependent upon the commercial success of Mesoblast’s ceMSC business. Royalties, if any, are payable to us in cash. Any portion of the second $50 million that becomes payable to us will be payable, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares.  Any such Mesoblast ordinary shares that we receive will be subject to a one year holding period, with limited downside protection for a drop in the Mesoblast share price over the holding period.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

2. Discontinued Operations - continued

We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

During the first fiscal quarter of 2015, we completed all of our responsibilities under a separate transition services agreement with Mesoblast and all involvement in our former Therapeutics business has ceased.  The only continuing cash flows to us related to our former Therapeutics business will be the contingent consideration and royalties provided for under the purchase agreement, as described above.  We received no such contingent payments or royalties in the first six months of fiscal 2015 or full fiscal year 2014.

Summarized operating results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	($000s)	($000s)	($000s)	($000s)

Revenue from collaborative research agreements and royalties	$—	$150	$—	$150

Operating expenses:
Research and development	$—	104	$—	177
Selling, general and administrative	—	72	—	587
	—	176	—	764

Loss from discontinued operations before income taxes	—	(26)	—	(614)

Income tax expense	—	431	—	597

Loss from discontinued operations	$—	$(457)	$—	$(1,211)

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

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

3. Segment Reporting

Prior to the sale of our Therapeutics business in 2013, we managed our business in two operating segments: our Biosurgery segment and our Therapeutics segment.

Our Biosurgery segment is focused on the development, production and distribution of biologic products for wound care, cartilage repair, and orthopedics to harness the ability of cells and novel constructs to promote the body’s natural healing. We launched Grafix for commercial distribution in 2010, began distribution of Ovation in early fiscal 2011, and began distribution of Cartiform during 2013. We transitioned Ovation to OvationOS (now branded as BIO4) during the second half of 2014. The initial commercial sale of BIO4 through our collaboration with Stryker occurred in the first quarter of fiscal 2015. We have continued to increase our distribution volume of these products since their respective commercial launches and are developing additional products for future commercialization.

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

4. Property and Equipment

Property and equipment at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
	($000s)	($000s)
Laboratory and manufacturing equipment	$1,424	$1,211
Computer hardware, furniture and fixtures	1,620	1,377
Leased assets	228	228
Leasehold improvements	4,446	4,365
	7,718	7,181
Accumulated depreciation and amortization	(5,641)	(5,094)

Property and equipment, net	$2,077	$2,087

Depreciation and amortization expense for property and equipment was $547,000 and $441,000 for six months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense for property and equipment was $280,000 and $227,000 for three months ended June 30, 2015 and 2014, respectively.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

5. Inventory

As of June 30, 2015 and December 31, 2014, inventory for our Biosurgery business consists of the following:

	June 30,	December 31,
	2015	2014
	($000s)	($000s)
Inventory
Raw materials and supplies	$1,113	$1,025
Work-in-process	181	19
Finished goods	12,054	9,880
Total Biosurgery inventory	$13,348	$10,924

Prior to the transaction described in Note 2—Discontinued Operations, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

6. Share-Based Compensation

In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and 2010, and further amended it in 2012 and 2014, in each case to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At June 30, 2015, there were 395,656 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

In connection with the stock options exercised during the six months ended June 30, 2015 and 2014, we received cash proceeds of $716,000 and $1.4 million, respectively. In connection with the stock options exercised during the three months ended June 30, 2015 and 2014, we received cash proceeds of $388,000 and $766,000, respectively. During the three months ended June 30, 2015 and 2014, the Company recognized $779,000 and $654,000, respectively, of stock-based compensation expense. During the six months ended June 30, 2015 and 2014, the Company recognized $1.6 million and $1.5 million, respectively, of stock-based compensation expense. At June 30, 2015, there was $4.3 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized through fiscal 2019.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Life	(in thousands)
Outstanding at December 31, 2014	1,608,557	$12.01	7.92 years	$6,774
Granted	214,000	$17.92
Exercised	(93,753)	$7.69		$936
Forfeited or canceled	(101,125)	$14.59

Balance, June 30, 2015	1,627,679	$12.88	7.64 years	$10,679

Exercisable at June 30, 2015	580,928	$10.88	5.77 years	$5,051

The weighted fair value of options granted during the six months ended June 30, 2015 was $17.92 per share.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

7. Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.  For the three and six months ended June 30, 2015, the tax expense from continuing operations was $367,000, and $979,000, respectively. For the three and six months ended June 30, 2014, the tax expense from continuing operations was $130,000 and $0, respectively.

8. Investments Available for Sale

Investments available for sale consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	($000s)				($000s)
		Unrealized				Unrealized		Fair
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Value
Cash equivalents:
Money market funds & certificates of deposit	$663	$—	$—	$663	$1,043	$—	$—	$1,043
Corporate debt securities & commercial paper	10,997	19	(56)	10,960	12,835	21	(24)	12,832
	11,660	19	(56)	11,623	13,878	21	(24)	13,875
Investments:
Municipal securities	9,517	6	(148)	9,375	12,400	13	(47)	12,366
Agency obligations	6,354	23	(37)	6,340	5,401	12	(28)	5,385
US & international government agencies	9,754	1	(10)	9,745	5,680	1	(2)	5,679
	25,625	30	(195)	25,460	23,481	26	(77)	23,430

Investments available for sale	$37,285	$49	$(251)	$37,083	$37,359	$47	$(101)	$37,305

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

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

8. Investments Available for Sale - continued

The following tables summarize the securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2015 ($000s)
Municipal securities	$7,537	$(148)	$—	$—	$7,537	$(148)
Agency obligations	2,651	(37)	—	—	2,651	(37)
Corporate debt securities & commercial paper	6,532	(56)	—	—	6,532	(56)
US & international government agencies	8,220	(10)	—	—	8,220	(10)
Total temporarily impaired	$24,940	$(251)	$—	$—	$24,940	$(251)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2014 ($000s)
Municipal securities	$1,000	$(1)	$1,032	$(46)	$2,032	$(47)
Agency obligations	3,939	(28)	—	—	3,939	(28)
Corporate debt securities & commercial paper	7,073	(24)	—	—	7,073	(24)
US & international government agencies	2,873	(2)	—	—	2,873	(2)
Total temporarily impaired	$14,885	$(55)	$1,032	$(46)	$15,917	$(101)

The following table summarizes maturities of our investments available for sale as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3 months	$3,173	$3,134	$3,056	$3,056
Between 3—12 months	12,910	12,859	12,658	12,660
More than 1 year	21,202	21,090	21,645	21,589
Investments available for sale	$37,285	$37,083	$37,359	$37,305

Realized gains (losses) and investment interest income net of management fees earned on investments available for sale were $72,000 and $94,000, respectively, for the three months ended June 30, 2015 and 2014, and $222,000 and $148,000, respectively, for the six months ended June 30, 2015 and 2014. The net amounts are included as a component of “Other income (expense), net” in the accompanying financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Risk-free interest rate: 0.13%

Expected dividends: $0

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

9. Fair Value - continued

The price protection related to Mesoblast shares ended in December 2014. There were no transfers in and out of Level 3 during the first six months of fiscal 2015. The following table represents a rollforward of the fair value of Level 3 instruments, comprised solely of the limited price protection derivative related to the Mesoblast stock issued to us in connection with the sale of our former Therapeutics business:

	June 30, 2015	December 31, 2014
	($000s)	($000s)
Balance at beginning of period	$—	$1,685
Change in fair value	—	2,252
Settlements	—	(3,937)

Balance at end of period	$—	$—

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & cash equivalents	$663	$—	$—	$663
US & international government agencies	—	9,745	—	9,745
Agency obligations	—	6,340	—	6,340
Corporate debt securities & commercial paper	—	10,960	—	10,960
Municipal securities	—	9,375	—	9,375

Total investments available for sale	663	36,420	—	37,083

Securities received in business disposition
Mesoblast common stock	8,300	—	—	8,300

Total securities	8,300	—	—	8,300

Total assets	$8,963	$36,420	$—	$45,383

	December 31, 2014
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & cash equivalents	$1,043	$—	$—	$1,043
US & international government agencies	—	5,679	—	5,679
Agency obligations	—	5,385	—	5,385
Corporate debt securities & commercial paper	—	12,832	—	12,832
Municipal securities	—	12,366	—	12,366

Total investments available for sale	1,043	36,262	—	37,305

Securities received in business disposition
Mesoblast common stock	10,591	—	—	10,591

Total securities	10,591	—	—	10,591

Total assets	$11,634	$36,262	$—	$47,896

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

10. Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  We do not believe we are party to any currently pending legal proceedings, the outcome of which would have a material adverse effect on our financial statements.  We regularly evaluate the status of legal proceedings in which we are involved in order to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred and determine if accruals are appropriate.  We further evaluate each legal proceeding to assess whether an estimate of possible loss or range of loss can be made. However, the actual loss in any such contingency may be materially different from our estimates.  Although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of existing or future legal proceedings could have a material adverse effect on our financial statements for that reporting period.

11. Subsequent Events

We evaluated our June 30, 2015 financial statements for subsequent events through the date the consolidated financial statements were issued.  We are not aware of any subsequent events that would require recognition of disclosure in the financial statements.  Furthermore, there have been no material changes, outside of the normal course of business, to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited condensed financial statements for the three months period ended June 30, 2015 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during this periods and since then to date.

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

Company Overview

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three months ended June 30, 2015 and 2014 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in “Item 1. Financial Statements.”

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

From 2010 to 2013, we operated in two business segments, Biosurgery and Therapeutics. In October 2013, we sold our Therapeutics segment for up to $100.0 million in initial and contingent consideration, and we are now focused on our Biosurgery business. Our Biosurgery business works to harness the ability of cells and novel constructs to promote the body’s natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Our Therapeutics business historically focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. These activities ceased completely following fulfillment in the first quarter of fiscal 2015 of our remaining obligations in connection with the sale of our Therapeutics business.

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

Over the last six quarters, we have experienced significant growth in revenues from our Biosurgery products. We have also made a significant investment in increasing our sales force, and expect to incur additional research and development expenses associated with efforts to obtain pre-marketing approval from the FDA for expanded indications for Grafix. As we continue with this transition, we face all of the risks and uncertainties to which our business is generally subject. Thus, while we have demonstrated some limited success thus far in the pursuit of our new Biosurgery strategy, we recognize that we operate in a competitive and challenging business environment and that our continued execution on this strategy will face a number of challenges. As a result, we may experience variability in our overall results, and in our quarter to quarter revenues.

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

During the third quarter of fiscal 2010, we launched Grafix as the first product in our then newly established Biosurgery segment, for limited commercial distribution. We began distribution of a second product, Ovation, in early fiscal 2011. We transitioned our Ovation product to OvationOS (now branded as BIO4) during the second half of fiscal 2014. These products followed our first generation Biosurgery product, Osteocel, which we sold to Nuvasive, Inc. in 2008 for approximately $80 million in aggregate consideration. We have continued to increase our distribution volume for Grafix and our other current Biosurgery products by adding in-house personnel and our expanding our distributor network. The increase in product revenue and gross profit since commercial launch is due to volume increases. We anticipate continuing to increase our organizational focus on the development and commercialization of Biosurgery products in the foreseeable future.

We have committed to the FDA that, before marketing Grafix for certain expanded indications, we will submit a Biologics License Application (BLA) to the FDA and seek pre-marketing approval for such added indications.

Research and Development Costs

Our research and development costs consist of expenses incurred in identifying, developing and testing biologic tissue based products. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing or processing, costs of facilities, and the costs of processing or manufacturing clinical trial materials and quality control supplies. Our historic research and development costs included these and other costs specific to our efforts focused on our biologic drug candidates, including costs of manufacture or processing of clinical batches of our biologic drug candidates.

Consistent with our historic focus on the development of biologic drug candidates with potential uses in multiple indications, many of our historic costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through June 30, 2015, we incurred aggregate research and development costs of approximately $449 million.

Biosurgery research and development expenses were $3.9 million and $1.7 million during the first six months of fiscal 2015 and 2014, respectively, which includes costs incurred for studies in using Grafix in the treatment of venous leg ulcers and diabetic foot ulcers.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the six months ended June 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Product Revenues & Gross Profit

During the second quarter of fiscal 2015, our revenue from product distribution increased to $23.7 million, compared to $13.3 million in the second quarter of fiscal 2014, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of Grafix, BIO4, and Cartiform during the first six months of fiscal 2015. Our gross profit margin was 78% for the second quarter of each of 2015 and 2014. During the second quarter of fiscal 2014, we began operating our Columbia, Maryland processing facilities using a second shift. We have capacity to facilitate further growth without substantial increases in our clean room and processing facilities.

Research and Development Expenses

Research and development expenses in the second quarter of fiscal 2015 were $2.3 million compared to $1.1 million in the same period of fiscal 2014. The increase in research and development expenses is primarily due to increased investments in research and development activities as we further our research into using Grafix in the treatment of venous leg ulcers. We also began a multicenter, open-label, single-arm study to evaluate the safety and efficacy of Grafix for the treatment of complex diabetic foot wounds with exposed tendon and/or bone during the fourth quarter of fiscal 2014, and we expect this to be completed by the end of 2015. We continue to make substantial investments in research and development activities during fiscal 2015, as we further our research into using Grafix for expanded indications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $14.5 million during the second quarter of fiscal 2015 compared to $9.4 million in the same period of fiscal 2014. These cost increases were attributable primarily to increased commissions on account of higher sales volume, and to sales and marketing efforts focused on increasing product distribution and expansion of our infrastructure in the areas of reimbursement for public and private health care providers. Selling, general and administrative costs were 61.3% of product revenue in the second quarter of fiscal 2015 compared to 70.6% during the same period in fiscal 2014. We expect to continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2015 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the second quarter of fiscal 2015 primarily consisted of the net realized investment income earned on our investments available for sale of $72,000 net of the unrealized loss of $261,000 on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business. In December 2014, Mesoblast agreed to pay us for the difference between the prevailing market value of the Mesoblast stock and $15 million, and in June 2015 we received $6.2 million in cash from Mesoblast for the difference between the $15 million and the market value of the stock. As of June 30, 2015, we sold 78,951 shares of the Mesoblast stock through a stockbroker in Australia, and we expect to sell the remaining shares by the end of this fiscal year.

Other income, net in the second quarter of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $25,000, together with the unrealized loss of approximately $2.5 million on the market value decrease of the Mesoblast stock, as well as the $1.2 million increase in the fair value of the limited price protection derivative relating to the Mesoblast stock. The derivative was valued at approximately $3.2 million at the end of the second quarter of fiscal 2014. The price protection ended in December 2014, and as of December 31, 2014, we no longer had a derivative instrument.

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

Comparison of Six Months Ended June 30, 2015 and 2014

Product Revenues & Gross Profit

During the first six months of fiscal 2015, our revenue from product distribution increased to $44.7 million, compared to $23.3 million in the same period of fiscal 2014, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of Grafix, BIO4, and Cartiform during the first six months of fiscal 2015. Our gross profit margin was 78% for the first six months of each of fiscal 2015 and 2014. During the second quarter of fiscal 2014, we began operating our Columbia, Maryland processing facilities using a second shift during the second quarter of fiscal 2014. We have capacity to facilitate further growth without substantial increases in our clean room and processing facilities.

Research and Development Expenses

Research and development expenses in the first six months of fiscal 2015 were $3.9 million compared to $1.7 million in the same period of fiscal 2014. The increase in research and development expenses is primarily due to increased investments in research and development activities as we further our research into using Grafix in the treatment of venous leg ulcers. We also began a multicenter, open-label, single-arm study to evaluate the safety and efficacy of Grafix for the treatment of complex diabetic foot wounds with exposed tendon and/or bone during the fourth quarter of fiscal 2014, and we expect this to be completed by the end of 2015. We continue to make substantial investments in research and development activities during fiscal 2015, as we further our research into using Grafix for expanded indications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $27.4 million during the first six months of fiscal 2015 compared to $17.2 million in the same period of fiscal 2014. These cost increases were incurred mainly due to increased commission payments resulting from higher sales volume, and to sales and marketing efforts to increase product distribution and build our infrastructure in the areas of reimbursement for public and private health care providers. Selling, general and administrative costs were 61.4% of product revenue in the first six months of fiscal 2015 compared to 73.5% during the same period in fiscal 2014. We expect to continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2015 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Income (Expense), Net

Other income, net in the first six months of fiscal 2015 primarily consisted of the net realized investment income earned on our investments available for sale of $222,000 net of the unrealized loss of $261,000 on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business. In December 2014, Mesoblast agreed to pay us for the difference between the prevailing market value of the Mesoblast stock and $15 million, and in June 2015 we received $6.2 million in cash from Mesoblast for the difference between the $15 million and the market value of the stock. As of June 30, 2015, we sold 78,951 shares of the Mesoblast stock through a stockbroker in Australia, and we expect to sell the remaining shares by the end of this fiscal year.

Other income, net in the first half of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $79,000, together with the unrealized loss of approximately $3.0 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $1.2 million increase in the fair value of the limited price protection derivative relating to the Mesoblast stock. The price protection ended in December 2014, and as of December 31, 2014, we no longer had a derivative instrument.

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

Liquidity and Capital Resources

Liquidity

At June 30, 2015, we had $1.6 million in cash and $37.1 million in investments available for sale. Trading securities include the Mesoblast stock we received in connection with the sale of our Therapeutics business. At June 30, 2015, the fair market value of the Mesoblast stock was $8.3 million and we recognized a $261,000 decrease in the market value as a component of Other income (expense) net. We have not had any outstanding debt at any time since fiscal 2008.

Cash Flow

Net cash used in operating activities of continuing operations during the first six months of fiscal 2015 was $904,000 and primarily reflects our net income of $2.5 million, net increases in our trade receivables and inventory, partially offset by the decrease in other receivables and noncash charges.

Net cash used in operating activities of continuing operations during the first six months of fiscal 2014 was $8.8 million, and primarily reflects our net loss from continuing operations of $2.0 million, net increases in our trade receivables and inventory, partially offset by noncash charges.

Net cash used in investing activities during the first six months of fiscal 2015 was $554,000 and primary reflects our capital expenditures. Net cash provided by investing activities during the first six months of fiscal 2014 was $8.8 million, and primarily reflects proceeds received in connection with the sale of our Therapeutics business.

Net cash provided by financing activities during the first six months of fiscal 2015 and 2014 was $813,000 and $1.5 million, respectively. The cash provided by financing activities is primarily the net proceeds from the exercise of stock options by our employees.

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

Equity Price Risk and Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the first six months of fiscal 2015 or 2014, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

We are also subject to equity price risk and foreign currency exchange rate risk associated with our prior receipt of shares of Mesoblast ordinary shares as payment under the Purchase Agreement with Mesoblast for the sale of our Therapeutics segment. As of June 30, 2015, the market value of the Mesoblast ordinary shares held by us was $8.3 million, and we are subject to equity price risk associated with the ownership of these shares. We expect to sell all of the Mesoblast shares by the end of fiscal 2015. The Mesoblast stock is traded on the Australian Securities Exchange and its share value is denominated there in Australian Dollars. Hence there also exists an associated foreign currency exchange rate risk, and a devaluation of the Australian Dollar will directly impact the value of the Mesoblast shares to us.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.

Except as noted below, there have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 20, 2015.

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

Of the $50 million in initial consideration, $15 million has been paid to us in Mesoblast ordinary shares. Although we were initially subject to investment risk and foreign currency exchange risk in respect of our ownership of these shares, Mesoblast has agreed to pay the difference between the market value of the Mesoblast shares held by us and $15 million during the first half of 2015.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes (furnished herewith).

* filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 10, 2015	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2015	/s/ GREGORY I. LAW
Gregory I. Law
Vice President of Finance (Principal Accounting Officer)