Form 10-Q
period 2015-09-30
OSIRIS THERAPEUTICS, INC.
filed 2015-11-16
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common Stock, par value $0.001 per share	34,452,640

OSIRIS THERAPEUTICS, INC.

PART I -- FINANCIAL INFORMATION

Item 1.Financial Statements — Unaudited

OSIRIS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(amounts in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(restated)
Assets
Current assets:
Cash	$15,799	$2,208
Investments available for sale	24,452	37,305
Trading securities	3,090	10,591
Trade accounts receivable, net of reserves	37,857	23,235
Other receivables	562	9,951
Inventory	15,818	11,160
Prepaids and other current assets	1,167	650
Total current assets	98,745	95,100
Property and equipment, net	2,180	2,087
Other assets	95	95
Total assets	$101,020	$97,282
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,579	$8,854
Capital lease obligations, current portion	45	45
Dividends payable	6,890	—
Deferred commissions payable, current portion	1,667	1,667
Total current liabilities	18,181	10,566
Other long-term liabilities	2,995	3,589
Total liabilities	21,176	14,155
Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 90,000 shares authorized, 34,453 shares outstanding—2015, 34,346 shares outstanding—2014	35	35
Additional paid-in-capital	283,964	287,525
Accumulated other comprehensive loss	(94)	(54)
Accumulated deficit	(204,061)	(204,379)
Total stockholders’ equity	79,844	83,127
Total liabilities and stockholders’ equity	$101,020	$97,282

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Product revenues	$25,331	$17,204	$67,277	$40,548
Cost of product revenues	5,390	3,785	14,822	8,921
Gross profit	19,941	13,419	52,455	31,627
Operating expenses:
Research and development	2,306	1,207	6,233	2,932
Selling, general and administrative	17,325	10,993	44,090	28,153
	19,631	12,200	50,323	31,085
Income from operations of continuing operations	310	1,219	2,132	542
Other expense, net	(1,100)	(405)	(1,156)	(1,763)
Income (loss) from continuing operations, before income taxes	(790)	814	976	(1,221)
Income tax benefit (expense)	132	(104)	(354)	(104)
Income (loss) from continuing operations	(658)	710	622	(1,325)
Discontinued operations:
Loss from operations of discontinued operations, net of income taxes of $75 and $672, for the three and nine months ended September 30, 2014, respectively	—	(65)	—	(1,280)
Loss from discontinued operations	—	(65)	—	(1,280)

Net income (loss)	(658)	645	622	(2,605)
Other comprehensive income (loss)
Unrealized gain (loss) on investments available for sale	108	(30)	(40)	75
Comprehensive income (loss)	$(550)	$615	$582	$(2,530)

Basic income (loss) per share
Income (loss) from continuing operations	$(0.02)	$0.02	$0.02	$(0.04)
Loss from discontinued operations	—	—	—	(0.04)
Basic income (loss) per share	$(0.02)	$0.02	$0.02	$(0.08)
Diluted income (loss) per share
Income (loss) from continuing operations	$(0.02)	$0.02	$0.02	$(0.04)
Loss from discontinued operations	—	—	—	(0.04)
Diluted income (loss) per share	$(0.02)	$0.02	$0.02	$(0.08)

Weighted average common shares (basic)	34,444	34,314	34,404	34,243
Weighted average common shares (diluted)	34,444	34,662	34,900	34,243

Dividends declared per common share	$0.20	$—	$0.20	$—

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Unaudited
(amount in thousands; except for share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2014 (restated)	34,345,688	$35	$287,525	$(54)	$(204,379)	$83,127
Dividends declared	—	—	(6,890)	—	—	(6,890)
Exercise of options to purchase common stock ($.40-$16.24 per share)	136,065	—	1,061	—	—	1,061
Repurchase and retirement of common stock	(29,113)	—	(250)	—	(304)	(554)
Share-based compensation-employees	—	—	2,381	—	—	2,381
Net income	—	—	—	—	622	622
Unrealized loss on investments available for sale	—	—	—	(40)	—	(40)
Windfall tax benefit from stock-based compensation	—	—	137	—	—	137
Balance at September 30, 2015	34,452,640	$35	$283,964	$(94)	$(204,061)	$79,844

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited
(amount in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Continuing operations
Income (loss) from continuing operations	$622	$(1,325)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operations of continuing operations:
Net realized and unrealized loss on trading securities	1,192	2,026
Net realized loss (gain) on investments available for sale	356	(120)
Depreciation and amortization	850	685
Non cash share-based payments	2,381	2,184
Provision for bad debts	150	250
Changes in operating assets and liabilities:
Accounts receivable	(14,772)	(14,237)
Inventory	(4,658)	(6,911)
Other receivables	4,980	(343)
Prepaid expenses and other current assets	(517)	(45)
Accounts payable, accrued expenses, and other liabilities	165	4,434
Net cash used in operating activities of continuing operations	(9,251)	(13,402)
Discontinued operations
Loss from discontinued operations	—	(1,280)
Adjustments to reconcile loss from discontinued operations to net cash used in operations of discontinued operations:
Changes in operating assets and liabilities:
Accounts receivable and other current assets	—	91
Accounts payable and accrued expenses	—	(57)
Net cash used in operations of discontinued operations	—	(1,246)
Net cash used in operating activities	(9,251)	(14,648)
Cash flows from investing activities:
Purchases of property and equipment	(943)	(801)
Proceeds from sale of discontinued operations, net	—	15,000
Proceeds from sale of trading securities	4,520	—
Proceeds from sale of investments available for sale	142,438	10,354
Purchases of investments available for sale	(129,981)	(13,000)
Guaranteed payment related to trading securities	6,198	—
Net cash provided by investing activities	22,232	11,553
Cash flows from financing activities:
Principal payments on capital lease obligations	(34)	(34)
Restricted cash	—	147
Proceeds from the exercise of options to purchase common stock	1,061	1,441
Common stock repurchased and retired	(554)	—
Windfall benefit from stock-based compensation	137	71
Net cash provided by financing activities	610	1,625
Net increase (decrease) in cash	13,591	(1,470)
Cash at beginning of period	2,208	2,416
Cash at end of period	$15,799	$946

Supplemental disclosure of cash flows information:
Cash paid for income taxes	$2,424	$—
Supplemental disclosure of non cash activities:
Cash dividends declared	6,890	—

The accompanying notes are an integral part of these financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

1.  Description of Business and Significant Accounting Policies

Description of Business

Osiris Therapeutics, Inc. ("we," "us," "our," or the "Company") is a Maryland corporation headquartered in Columbia, Maryland. We began operations on December 23, 1992 and were a Delaware corporation until, with approval of our stockholders, we reincorporated as a Maryland corporation on May 31, 2010. We are a leading cellular regenerative medicine company focused on researching, developing and marketing products in the wound, orthopaedic, and sports medicine markets.

From 2010 to 2013, we operated our business in two segments, Biosurgery and Therapeutics. We now operate only our Biosurgery business, as a result of the sale of our Therapeutics segment assets in the fourth quarter of 2013, as discussed further below. Our Biosurgery business focuses on products for wound care, orthopaedic, and sports medicine to harness the ability of cells and novel constructs to promote the body's natural healing. Until it was sold, our Therapeutics business focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow.

Our Biosurgery business has continued to grow since its inception, and we have increased our organizational focus on the development and commercialization of products in this segment. Consistent with this organizational focus, as discussed further in Note 2— Discontinued Operations below, on October 10, 2013, we entered into a Purchase Agreement to sell our Therapeutics segment, including all of our culture expanded mesenchymal stem cell business, including Prochymal® and other related assets. We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction, and have presented the assets, liabilities, and results of the segment's operations as a discontinued operation for all periods presented. Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

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

Correction of Prior Period Financial Statements

In connection with preparing the Company’s financial statements for the quarter ended September 30, 2015, the Company reviewed the timing of revenue recognition under contracts with its distributors.  As a result of this review, the Company determined to correct the revenue recognition for three contracts which will result in a decrease in product revenues of $1.8 million in the first quarter of 2015, a decrease in product revenue of $1.0 million in the second quarter, an increase in product revenues of $0.8 million in the third quarter of 2015 and a decrease in product revenues of $1.1 million in 2014.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Background

Under US GAAP, revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectability is probable. The Company previously recognized revenue under these three distributor contracts which was reflected in the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014 and its unaudited financial statements in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Upon subsequent review in connection with the Company’s review of its third quarter 2015 financial statements, the Company determined, in consultation with its independent registered public accounting firm, that the transactions did not meet certain conditions for revenue recognition in the fourth quarter of 2014, and the first and second quarters of 2015.  Specifically to the transaction in the fourth quarter of 2014, the Company determined that the persuasive evidence of an arrangement was not met until January 2015 and the price was not fixed and determinable in the quarter that the revenues were previously recognized. As a result, the Company is required to account for the contract with this distributor under the cash basis of accounting, which means that revenues are recognized when cash receipts are actually received.  Correcting this revenue recognition error in one contract will result in an increase in product revenues of approximately $0.8 million, net of cost of sales, in the third quarter of 2015 and a decrease in product revenues of approximately $1.1 million, net of cost of sales, in 2014.  The approximate $0.3 million difference between the $0.8 million increase in product revenues for the third quarter of 2015 and the $1.1 million decrease in product revenues in 2014 will not be included as an accounts receivable as of the end of the third quarter of 2015, but will be recorded as product revenue in future periods when and if such amounts are actually received.

The Company also sold product to the same distributor during the first quarter of 2015. The Company is also recognizing this sale on the cash-basis of accounting. Correcting this revenue recognition error will result in a decrease in product revenues of approximately $0.8 million, net of cost of sales, in the first quarter of 2015.  The $0.8 million of accounts receivable will not be included as an accounts receivable as of the end of the first quarter of 2015, but will be recorded as product revenue in future periods when and if such amounts are actually received.

Also during the first quarter of 2015, the Company recognized a $0.7 million sale, net of cost of sales, to a distributor that ordered products for sale outside of the United States. During its review of all distributor contracts undertaken during the third quarter 2015 period close process, the Company also determined that revenue recognition of this first quarter 2015 transaction is appropriate in a future period when the distributor achieves full regulatory approval in the country where they will be selling the product. This determination was made because the distributor has the right to return the product if regulatory approval is not achieved.

During the third quarter of 2015, the Company received true-up information from another distributor which showed the average price for product sales during the year. This distributor first sold product for the Company during the first quarter 2015. The distributor has the right to sell the product at any price, as long as it sell above a set minimum price. The impact of this price adjustment was $0.3 million revenue reduction during the first quarter 2015 and $1.0 million reduction during the second quarter 2015. The revenue adjustment was offset by a reduction in costs of goods sold, commissions and fees for that revenue. This adjustment was preliminarily recorded during the third quarter of 2015 but a determination was made to adjust previous quarters to reflect the proper impact of the adjustment to previously reported periods.

Materiality Assessment

The Company evaluated the effect of the adjustment in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99 (SAB 99) and SEC Staff Accounting Bulletin No. 108, "Effects of Prior Year Misstatements on Current Year Financial Statements" (SAB 108) and determined the cumulative impact of the adjustment was not material to our previously issued annual audited financial statements for the year ended

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

December 31, 2014 and therefore, amendments of our previously filed 2014 Form 10-K is not required. We restated previously reported results for the three months ended December 31, 2014 and the year ended December 31, 2014 in this Quarterly Report on Form 10-Q for the quarter ended September 30,2015.  The accompanying condensed financial statements as of September 30, 2015 reflect the aforementioned immaterial corrections.

The following tables present the effects of the corrections on the Company’s financial statements for December 31, 2014:

	As Previously Reported
	Q1 2014	Q2 2014	Q3 2014	Q4 2014	2014
Product revenues	$10,054	$13,290	$17,204	$19,319	$59,867
Cost of product revenue	2,212	2,924	3,785	4,250	13,171
Gross profit	7,842	10,366	13,419	15,069	46,696
Income (loss) from continuing operations	(611)	(1,428)	710	1,083	(246)
Net income (loss)	(1,365)	(1,885)	645	816	(1,789)
Diluted income (loss) per share	$(0.04)	$(0.05)	$0.02	$0.02	$(0.05)
Trade accounts receivable, net					$24,307
Inventory					$10,924
Total stockholders' equity					$83,963

	Adjustments
	Q1 2014	Q2 2014	Q3 2014	Q4 2014	2014
Product revenues	$—	$—	$—	$(1,072)	$(1,072)
Cost of product revenue	—	—	—	(236)	(236)
Gross profit	—	—	—	(836)	(836)
Income (loss) from continuing operations	—	—	—	(836)	(836)
Net income (loss)	—	—	—	(836)	(836)
Diluted income (loss) per share	$—	$—	$—	$(0.02)	$(0.02)
Trade accounts receivable, net				$(1,072)	$(1,072)
Inventory				$236	$236
Total stockholders' equity				$(836)	$(836)

	Restated
	Q1 2014	Q2 2014	Q3 2014	Q4 2014	2014
Product revenues	$10,054	$13,290	$17,204	$18,247	$58,795
Cost of product revenue	2,212	2,924	3,785	4,014	12,935
Gross profit	7,842	10,366	13,419	14,233	45,860
Income (loss) from continuing operations	(611)	(1,428)	710	247	(1,082)
Net income (loss)	(1,365)	(1,885)	645	(20)	(2,625)
Diluted income (loss) per share	$(0.04)	$(0.05)	$0.02	$(0.00)	$(0.07)
Trade accounts receivable, net					$23,235
Inventory					$11,160
Total stockholders' equity					$83,127

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Percentage Change
	Q1 2014	Q2 2014	Q3 2014	Q4 2014	2014
Product revenues	0.00%	0.00%	0.00%	(5.55)%	(1.79)%
Cost of product revenue	0.00%	0.00%	0.00%	(5.55)%	(1.79)%
Gross profit	0.00%	0.00%	0.00%	(5.55)%	(1.79)%
Income (loss) from continuing operations	0.00%	0.00%	0.00%	(77.19)%	339.84%
Net income (loss)	0.00%	0.00%	0.00%	(102.45)%	46.73%
Diluted income (loss) per share	0.00%	0.00%	0.00%	(120.73)%	48.80%
Trade accounts receivable, net					(4.41)%
Inventory					2.16%
Total stockholders' equity					(1.00)%

The following tables present the effects of the corrections on the Company’s financial statements for each quarter during 2015:

	As Previously Reported
	Q1 2015	Q2 2015	2015
Product revenues	$21,003	$23,688	$44,691
Cost of product revenue	4,609	5,142	9,751
Gross profit	16,394	18,546	34,940
Selling, general, and administrative expenses	12,911	14,526	27,437
Income taxes expense	612	367	979
Income (loss) from continuing operations	1,377	1,164	2,541
Net income (loss)	1,377	1,164	2,541
Diluted income (loss) per share	$0.04	$0.03	$0.07
Trade accounts receivable, net	$32,022	$38,598
Inventory	$11,939	$13,348
Total liabilities	$15,128	$14,185
Total stockholders' equity	$86,484	$88,822

	Adjustments
	Q1 2015	Q2 2015	2015
Product revenues	$(1,788)	$(957)	$(2,745)
Cost of product revenue	(319)	—	(319)
Gross profit	(1,469)	(957)	(2,426)
Selling, general, and administrative expenses	(175)	(497)	(672)
Income taxes expense	(402)	(91)	(493)
Income (loss) from continuing operations	(892)	(369)	(1,261)
Net income (loss)	(892)	(369)	(1,261)
Diluted income (loss) per share	$(0.02)	$(0.01)	$(0.03)
Trade accounts receivable, net	$(2,860)	$(3,817)
Inventory	$555	$555
Total liabilities	$(630)	$(1,350)
Total stockholders' equity	$(2,305)	$(3,262)

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Restated
	Q1 2015	Q2 2015	2015
Product revenues	$19,215	$22,731	$41,946
Cost of product revenue	4,290	5,142	9,432
Gross profit	14,925	17,589	32,514
Selling, general, and administrative expenses	12,736	14,029	26,765
Income taxes expense	210	276	486
Income (loss) from continuing operations	485	795	1,280
Net income (loss)	485	795	1,280
Diluted income (loss) per share	$0.02	$0.02	$0.04
Trade accounts receivable, net	$29,162	$34,781
Inventory	$12,494	$13,903
Total liabilities	$14,498	$12,835
Total stockholders' equity	$84,179	$85,560

	Percentage Change
	Q1 2015	Q2 2015	2015
Product revenues	(8.51)%	(4.04)%	(6.14)%
Cost of product revenue	(6.92)%	0.00%	(3.27)%
Gross profit	(8.96)%	(5.16)%	(6.94)%
Selling, general, and administrative expenses	(1.36)%	(3.42)%	(2.45)%
Income taxes expense	(65.69)%	(24.80)%	(50.36)%
Income (loss) from continuing operations	(64.78)%	(31.70)%	(49.63)%
Net income (loss)	(64.78)%	(31.70)%	(49.63)%
Diluted income (loss) per share	(50.00)%	(33.33)%	(42.86)%
Trade accounts receivable, net	(8.93)%	(9.89)%
Inventory	4.65%	4.16%
Total liabilities	(4.16)%	(9.52)%
Total stockholders' equity	(2.67)%	(3.67)%

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making those assumptions, actual results could differ from those estimates. We believe that the most significant estimates that affect our financial statements are those that relate to deferred tax assets, inventory valuation, allowance for doubtful accounts, and share-based compensation.

Reclassifications

We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect our results of operations or financial positions for the periods presented.

Cash and Cash Equivalents

Amounts listed as cash on our balance sheets are maintained in depository accounts at commercial banks, which include $2.2 million denominated in Australian dollars from the sale of our Mesoblast shares.  Cash and cash equivalents, which include highly liquid investments with maturities of three months or less when purchased, held in our

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

brokerage investment accounts are classified as investments available for sale, as the amounts represent investments that have matured and are anticipated to be reinvested in debt securities in the near future, and are disclosed at fair value, which approximates cost.

Investments Available for Sale

Investments available for sale consist primarily of marketable securities with maturities less than one year. Investments available for sale are valued at their fair value, with unrealized gains and losses reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss). All realized gains and losses on our investments available for sale are recognized in results of operations as other income (expense).

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

Trading Securities - Derivative and Securities Received in Business Disposition

As discussed in Note 2 – Discontinued Operations, we disposed of our Therapeutics segment in October 2013.  A portion of the consideration for the sale of that business was stock of Mesoblast Limited (“Mesoblast”), the parent of the purchaser.  We were required to hold that stock for one year from the date of receipt. Mesoblast is a public company and its stock is traded on the Australian stock exchange.

The Mesoblast stock was previously subject to limited price protection for the one year required holding period. To the extent the value of those shares decreased during the holding period, Mesoblast was required to pay us for the decrease in value.  This payment was to be made at least one half in cash and at the option of Mesoblast, up to one half in additional shares of Mesoblast stock. Any additional Mesoblast stock would also have to be held for one year during which period there was no further price protection. The price protection was accounted for as a derivative under ASC 815, Derivatives and Hedging, and, as such was recorded on the balance sheets at fair value, with changes recognized in net income. We elected to measure the Mesoblast stock at fair value with changes in fair value reflected in net income, as permitted under ASC 825-10, Financial Instruments — Fair Value Option. In December 2014, the price protection on these shares expired and we extended the restriction period to May 2015 in exchange for Mesoblast  paying us the difference between the prevailing market value of the Mesoblast stock and $15 million in cash, thereby eliminating the derivative.  As of December 31, 2014, this $15 million was shown as $10.6 million in Trading Securities and $4.4 million in Other Receivables on our Balance Sheets. In June 2015, we received $6.2 million in cash from Mesoblast for the difference between the market value of the Mesoblast stock and the $15 million agreed to be paid to us by Mesoblast. Also in June 2015, we began selling the shares of Mesoblast stock through a stockbroker in Australia. As of September 30, 2015, we sold 1,557,551 shares of Mesoblast stock and realized a loss of $13,000. As of September 30, 2015, the market value of the remaining 1,391,178 shares of Mesoblast stock held by us was $3.1 million. For the three and nine months ended September 30, 2015, we recognized an unrealized loss on the value of the Mesoblast stock of $933,000  and $1.2 million, respectively, as a component of Other Expense, Net. We expect to sell all of the Mesoblast shares by the end of this fiscal year.

Trade Accounts Receivable

Trade accounts receivable are reported at their net realizable value. We charge off uncollectible receivables when the likelihood of collection is remote. We set credit terms with individual customers, and consider receivables

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

outstanding longer than the time specified in the respective customer's contract, typically 45-days, to be past due. As of September 30, 2015 and December 31, 2014, accounts receivable in the accompanying balance sheets is each reported net of $411,000 and $1.3 million allowance for doubtful accounts, respectively. During the nine months ended September 30, 2015, we entered into a settlement agreement with a former customer and wrote off $995,000 of accounts receivable against the allowance for doubtful accounts.  This amount was fully reserved as of December 31, 2014.

Trade accounts receivable balances are not collateralized. We incurred $150,000 of bad debt expense during the three months and nine months period ended September 30, 2015. We incurred $200,000 and $250,000 of bad debt expense during the three months and nine months period ended September 30, 2014, respectively.

Other Receivables

Other receivables at December 31, 2014 included the $5.0 million fee payable from Stryker, as further described below, and the $4.4 million difference between the market value of the Mesoblast ordinary shares and the $15 million agreed to be paid to us by Mesoblast as described above under “Trading Securities.” The $5.0 million fee from Stryker was received in February 2015 and the true-up payment from Mesoblast was received in June 2015.

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

Valuation of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized for the difference between the fair value and carrying value of assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment losses recognized during the first nine months of fiscal 2015 or during fiscal year 2014.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Biosurgery Revenue Recognition

We recognize revenue from product distribution when title passes to the customer.  Title usually passes when the product is shipped to the customer and leaves our loading dock.  On occasion, customers purchase product and request that the Company store the purchased product in segregated freezers at the Company’s facility. In those cases, title passes to the customer and the customer accepts all risks associated with the purchased product. Customers may request this service of the Company in instances where they want to ensure that supply of product is available to them and they do not have the capability to store the product themselves in special freezers at -80 degrees Celsius. In some situations, we store consigned inventory on site in freezers at hospital or clinic facilities.  No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheets. For these products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. We verify the condition and status of all consigned inventory on at least a quarterly basis.   Due to the nature of our products and the need to ensure they are maintained at the proper frozen temperature, we generally do not allow product returns.

In December 2014, we entered into an exclusive distribution agreement with a subsidiary of Stryker Corporation for the marketing and distribution of BIO4™, our viable bone matrix allograft.  Pursuant to the agreement, Stryker has been granted worldwide distribution rights to the product and any improvements, for all surgical applications. We are responsible for supply, processing, inventory management, shipments to customers, continued research and product improvement activities. The amount we recognized as revenue is based on our list prices for the allograft.  We reconcile and record the difference, if any, between the revenue previously recognized and the selling price when we receive the data from Stryker on a monthly basis.  Commissions and administrative fees paid to Stryker are accounted for as selling expenses, as Stryker is acting as outside sales and marketing agent for Osiris. We received an initial exclusivity fee of $5.0 million in the first nine months of fiscal 2015 and are entitled to receive additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. The exclusivity fee and any extension fees subsequently received are considered to be adjustments of the selling expenses.  As such, we recognize the exclusively fee as deferred revenue, which will be amortized over the related exclusivity period in proportion to the expected fees to be paid to Stryker, as an offset to selling expenses. We amortized $236,000 and $611,000 for the three and nine months ended September 30, 2015, respectively. At December 31, 2014, we recorded a $5.0 million receivable with the offset to short-term deferred commissions of $1.7 million and long-term deferred commissions of $3.3 million.  At September 30, 2015, the short-term and long-term deferred commissions were $1.7 million and $2.7 million, respectively.

In October 2014, we entered into an exclusive commercial and development partnership for our cartilage product, Cartiform®, with Arthrex, Inc. The agreement provides Arthrex with exclusive commercial distribution rights to Cartiform beginning in 2015. We are responsible for product processing, continued research and product improvement activities. The responsibilities related to the design and conduct of future clinical development programs are shared between both organizations. Pursuant to the agreement, Arthrex is entitled to a certain commission on Cartiform sales. We recognize the full sales price as revenue and account for the payment to Arthrex as commission expense.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

We recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position. Interest and penalties related to income tax matters are recorded as income tax expense. At September 30, 2015 and December 31, 2014 we had no accruals for interest or penalties related to income tax matters.

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

Diluted loss per common share for the three months ended September 30, 2015 excludes all  1,573,742 of our outstanding options as of that date, as on their impact on our net loss is anti-dilutive.  Diluted income per common share for the nine months ended September 30, 2015 includes the dilutive impact of options equivalent to 495,087 shares.

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

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits, although we have not experienced any losses on such accounts. We also invest excess cash in investment grade securities, generally with maturities of one year or less.  We have historically provided credit in the normal course of business to contract counterparties and to the end user customers and distributors of our products. Trade accounts receivable in the accompanying balance sheets consist primarily of amounts due from end user customers and distributors of our Biosurgery products within the United States. During the first nine months of fiscal 2015 and 2014, revenues from one of the distributors of our Biosurgery products, Stability Biologics, comprised approximately 11% and 9%, respectively, of our total Biosurgery product revenues. As of September 30, 2015 and December 31, 2014, receivables from this

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

distributor comprised 2% and 13%, respectively, of our trade receivables. As discussed under “Trade Accounts Receivable,” we have incurred $150,000 bad debt expense for the three and nine months ended September 30, 2015. We incurred $200,000 and $250,000 of bad debt expense for the three and nine months ended September 30, 2014.

Recent Accounting Guidance at September 30, 2015

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015- 11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-11 on its balance sheets. No other new accounting pronouncements, issued or effective during the third quarter of 2015, have had or are expected to have a significant impact on the Company’s financial statements.

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

The Purchase Agreement provides for the $50.0 million of initial payments and up to $50.0 million of contingent additional payments to us upon our achievement of milestone events, as follows:

Amount
Milestone	($000)
Initial consideration
Letter of intent payments	$3,500
Initial closing payment	16,500
Additional closing payment, received in April 2014	15,000
Delivery of all scheduled assets under the Transfer Agreement (paid in stock)	15,000
Total initial consideration	50,000
Contingent consideration
First marketing authorization received in the U.S.	20,000
First marketing authorization received from France, Germany, or European Union	10,000
Completion of the enrollment of the Phase 3 Crohn’s Trial or Mesoblast’s election to discontinue the trial	10,000
Receipt of final data for the Crohn’s trial or first marketing approval for Crohn’s	10,000
Total conditional consideration	50,000
Total possible purchase price	$100,000

Of the $50 million in total initial consideration, we received payment of $35 million in cash, and $15 million in Mesoblast ordinary shares, which were delivered to us upon completed delivery of the ceMSC assets. Our ability to receive the second $50 million is subject to satisfaction of the milestones indicated above all of which are largely

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

dependent upon the clinical and regulatory success of Mesoblast and other factors not in our control. These include many if not all of the risks and uncertainties that our ceMSC business was subject to prior to its sale to Mesoblast, including product development, efficacy and regulatory risks. We have received no such payments thus far, and receiving any such payments in the foreseeable future is uncertain. Our ability to earn royalties from Mesoblast is subject to these same risks and will require performance by Mesoblast that results in its meeting some or all of the milestones referred to above, and is thereafter also dependent upon the commercial success of Mesoblast’s ceMSC business. Royalties, if any, are payable to us in cash. Any portion of the second $50 million that becomes payable to us will be payable, at the discretion of Mesoblast, in Mesoblast ordinary shares, based on a then current valuation of such shares.  Any such Mesoblast ordinary shares that we receive will be subject to a one year holding period, with limited downside protection for a drop in the Mesoblast share price over the holding period.

We eliminated the Therapeutics segment from our continuing operations as a result of the disposal transaction and have presented the assets, liabilities, and results of the segment’s operations as a discontinued operation for all periods.  Our continuing operations now represent the portion of our business previously referred to as our Biosurgery segment.

During the first fiscal quarter of 2015, we completed all of our responsibilities under a separate transition services agreement with Mesoblast and all involvement in our former Therapeutics business has ceased.  The only continuing cash flows to us related to our former Therapeutics business will be the contingent consideration and royalties provided for under the purchase agreement, as described above.  We received no such contingent payments or royalties in the first nine months of fiscal 2015 or full fiscal year 2014.

Summarized operating results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	($000s)	($000s)	($000s)	($000s)
Revenue from collaborative research agreements and royalties	$—	$69	$—	$219
Operating expenses:
Research and development	$—	59	$—	236
Selling, general and administrative	—	—	—	591
	—	59	—	827
Loss from discontinued operations before income tax expense	—	10	—	(608)
Income tax expense	—	75	—	672
Loss from discontinued operations	$—	$(65)	$—	$(1,280)

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

3. Property and Equipment

Property and equipment at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
	($000)	($000)
Laboratory and manufacturing equipment	$1,533	$1,211
Computer hardware, furniture and fixtures	1,820	1,377
Leased assets	228	228
Leasehold improvements	4,543	4,365
	8,124	7,181
Accumulated depreciation and amortization	(5,944)	(5,094)
Property and equipment, net	$2,180	$2,087

Depreciation and amortization expense for property and equipment was $850,000 and $685,000 for nine months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense for property and equipment was $303,000 and $244,000 for three months ended September 30, 2015 and 2014, respectively.

4. Inventory

As of September 30, 2015 and December 31, 2014, inventory for our Biosurgery business consists of the following:

	September 30,	December 31,
	2015	2014
	($000)	($000)
Inventory
Raw materials and supplies	$1,163	$1,025
Work-in-process	94	465
Finished goods	14,561	9,670
Total Biosurgery inventory, net	15,818	11,160

Prior to the transaction described in Note 2—Discontinued Operations, we did not carry any inventory for our Therapeutics products, as we had yet to launch Prochymal for commercial distribution.

Finished goods include inventory at distributors in the amounts of $434,000 and $236,000 as of September 30, 2015 and December 31, 2014, respectively. Inventory at Distributors consists of inventory that was used to fulfill a firm order, where there was an agreed upon sales price and a transfer of inventory to the distributor, but the revenue recognition criteria has not yet been met.  The agreed sales price for the inventory at distributors was $1.7 million and $1.1 million as of September 30, 2015 and December 31, 2014, respectively. Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is probable. For the Inventory at Distributors, the revenue recognition criteria were not satisfied at the time of shipment or receipt as the fee was not fixed and determinable.

5. Cash Dividends

    On September 16, 2015, the Board of Directors declared a special cash dividend of $0.20 per common share payable to stockholders of record as of October 16, 2015. The dividend was paid on October 30, 2015. As the Company had an accumulated deficit at the time the dividends were declared, these dividends were recorded as a reduction to additional paid-in capital.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

6. Share-Based Compensation

In April 2006, we adopted our 2006 Omnibus Plan. We amended and restated this plan in 2008 and 2010, and further amended it in 2012 and 2014, in each case to, among other things, increase the number of shares available for grant. In addition, we had previously established our Amended and Restated 1994 Stock Incentive Plan. Both Plans authorize the issuance of various forms of stock-based awards, including incentive and non-qualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards. A total of 3,000,000 shares of our common stock have been reserved for issuance under the Amended and Restated 2006 Omnibus Plan, and 736,378 shares were reserved under our Amended and Restated 1994 Stock Incentive Plan. We ceased all grants under the Amended and Restated 1994 Stock Incentive Plan concurrent with our initial public offering in August 2006. As a result, no shares are currently available for future awards under the Amended and Restated 1994 Stock Incentive Plan. At September 30, 2015, there were 407,281 shares available for future awards under the Amended and Restated 2006 Omnibus Plan.

In July 2015, the Board of Directors authorized the Company to settle employee option exercises on a net-share settlement. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of option exercises and did not represent an expense to the Company. During the quarter ended September 30, 2015, 42,812 options were exercised on a net-share basis, resulting in a net issuance of 13,699 shares of common stock.  The cash proceeds that would have been received by the Company upon exercise of the options were used to repurchase and retire 29,113 shares of common stock delivered as payment for the exercise price of options exercised and to satisfy the option holders’ tax withholding liability. During the quarter ended September 30, 2015, the Company remitted $270,000 to the proper taxing authorities in satisfaction of the employees’ minimum statutory withholding requirements.

During the three months ended September 30, 2015 and 2014, the Company recognized $750,000 and $647,000, respectively, of stock-based compensation expense. During the nine months ended September 30, 2015 and 2014, the Company recognized $2.4 million and $2.2 million, respectively, of stock-based compensation expense.  At September 30, 2015, there was $3.5 million of total unrecognized compensation costs related to non-vested stock options, which is expected to be recognized through fiscal 2019.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

		Weighted	Average		Aggregate
		Average	Remaining		Intrinsic
	Number of	Exercise	Contractual		Value
	Shares	Price	Life		(in thousands)
Outstanding at, December 31, 2014	1,608,557	$12.01	7.92	years	$6,774
Granted	226,500	$17.86
Exercised *	(136,065)	$7.80			$1,401
Forfeited or canceled	(125,250)	$14.11
Balance, September 30, 2015	1,573,742	$13.05	7.43	years	$8,543
Exercisable at September 30, 2015	573,991	$11.09	5.62	years	$4,333

* Includes 42,812 options that were net settled

The weighted fair value of options granted during the nine months ended September 30, 2015 was $17.86 per share.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

7. Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.  For the three months ended September 30, 2015, the tax benefit from continuing operations was $132,000 and for the nine months ended September 30, 2015, the tax expense from continuing operations was $354,000. For the three and nine months ended September 30, 2014, the tax expense from continuing operations was $104,000.

8. Investments Available for Sale

Investments available for sale consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	($000s)				($000s)
		Unrealized				Unrealized
	Cost	Gain	Loss	Fair Value	Cost	Gain	Loss	Fair Value
Cash equivalents:
Money market funds & certificates of deposit	$1,935	$—	$—	$1,935	$1,043	$—	$—	$1,043
Corporate debt securities & commercial paper	6,880	9	(39)	6,850	12,835	21	(24)	12,832
	8,815	9	(39)	8,785	13,878	21	(24)	13,875
Investments:
Municipal securities	8,234	2	(53)	8,183	12,400	13	(47)	12,366
Agency obligations	999	5	—	1,004	5,401	12	(28)	5,385
US & International government agencies	6,498	—	(18)	6,480	5,680	1	(2)	5,679
	15,731	7	(71)	15,667	23,481	26	(77)	23,430

Investments available for sale	$24,546	$16	$(110)	$24,452	$37,359	$47	$(101)	$37,305

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following tables summarize the securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2015 ($000s)
Municipal securities	$5,526	$(53)	$—	$—	$5,526	$(53)
Corporate debt securities & commercial paper	5,132	(39)	—	—	5,132	(39)
US & International government agencies	6,481	(18)	—	—	6,481	(18)
Total temporary impaired	$17,139	$(110)	$—	$—	$17,139	$(110)

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

December 31, 2014 ($000s)
Municipal securities	$1,000	$(1)	$1,032	$(46)	$2,032	$(47)
Agency obligations	3,939	(28)	—	—	3,939	(28)
Corporate debt securities & commercial paper	7,073	(24)	—	—	7,073	(24)
US & International government agencies	2,873	(2)	—	—	2,873	(2)
Total temporary impaired	$14,885	$(55)	$1,032	$(46)	$15,917	$(101)

The following table summarizes maturities of our investments available for sale as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	($000s)		($000s)
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 3 months	$6,113	$6,067	$3,056	$3,056
Between 3 - 12 months	6,634	6,617	12,658	12,660
More than 1 year	11,799	11,768	21,645	21,589
Investments available for sale	$24,546	$24,452	$37,359	$37,305

Realized gains (losses) and investment interest income net of management fees earned on investments available for sale were $(34,000)  and $120,000, respectively, for the three months ended September 30, 2015 and 2014, and $180,000 and $268,000, respectively, for the nine months ended September 30, 2015 and 2014. The net amounts are included as a component of “Other income (expense), net” in the accompanying financial statements.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & Cash Equivalents	$1,935	$—	$—	$1,935
US & International government agencies	—	6,480	—	6,480
Agency Obligations	—	1,004	—	1,004
Corporate Debt Securities & Commercial Paper	—	6,850	—	6,850
Municipal Securities	—	8,183	—	8,183
Total investments available for sale	$1,935	$22,517	$—	$24,452
Securities received in business disposition
Mesoblast common stock	3,090	—	—	3,090
Total securities	3,090	—	—	3,090
Total assets	$5,025	$22,517	$—	$27,542

	December 31, 2014
	($000s)
	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
Cash & Cash Equivalents	$1,043	$—	$—	$1,043
US & International government agencies	—	5,679	—	5,679
Agency Obligations	—	5,385	—	5,385
Corporate Debt Securities & Commercial Paper	—	12,832	—	12,832
Municipal Securities	—	12,366	—	12,366
Total investments available for sale	$1,043	$36,262	$—	$37,305
Securities received in business disposition
Mesoblast common stock	10,591	—	—	10,591
Total securities	10,591	—	—	10,591
Total assets	$11,634	$36,262	$—	$47,896

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

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

11. Subsequent Events

We evaluated our September 30, 2015 financial statements for subsequent events through the date the consolidated financial statements were issued.  We are not aware of any subsequent events that would require recognition of disclosure in the financial statements.  Furthermore, there have been no material changes, outside of the normal course of business, to any of the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward looking statements reflect management's current views with respect to future events and performance and are based on currently available information and management's assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the "safe harbor provisions" of the Private Securities Litigation Reform Act of 1995, we note that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail in our Annual Report on Form 10-K  under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," and may be discussed elsewhere herein or in other documents we file with the Securities and Exchange Commission, or SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: our product development efforts; our clinical trials and anticipated regulatory requirements, and our ability to successfully navigate these requirements; the success of our product candidates in development; status of the regulatory process for our products and product candidates; implementation of our corporate strategy; our financial performance; our product research and development activities and projected expenditures, including our anticipated timeline and commercialization strategy for marketed Biosurgery products (including Grafix®, BIO4TM and Cartiform®); and Biosurgery products under development; our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, future products to meet demand; our ability to commercialize and distribute our current and any future marketed products; our relationships with collaborating partners; our ability to maintain and benefit from our collaborative arrangements; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding facilities; our ability to establish and maintain, and the ability of our customers and end users to obtain, reimbursement for our commercially available products from Medicare and other third party payors; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited condensed financial statements for the three and nine months period ended September 30, 2015 and other disclosures included in this Quarterly Report on Form 10-Q, and our Current Reports on Form 8-K during this periods and since then to date.

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

Company Overview

The following is a discussion and analysis of our financial condition, results of operations, liquidity and capital resources for each of the three and nine months ended September 30, 2015 and 2014 and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with our financial statements and notes included in "Item 1. Financial Statements."

Osiris Therapeutics, Inc., based in Columbia, Maryland, is a world leader in researching, developing and marketing cellular regenerative medicine products that improve health and lives of patients and lower overall healthcare costs. The company continues to advance its research and development in biotechnology by focusing on innovation in regenerative medicine, including bioengineering, stem cell research and viable tissue based products.  Osiris has achieved commercial success with products in orthopaedic, sports medicine and wound care, including Cartiform®, BIO4™, and Grafix®. During the fourth fiscal quarter of 2014, we entered into an exclusive distribution agreement with a subsidiary of Stryker Corporation for the marketing and distribution of BIO4, previously branded and sold by us as OvationOS®, and we entered into an agreement with Arthrex, Inc. for the marketing and distribution of Cartiform. The initial commercial sales of BIO4 and Cartiform through our partnerships began in the first quarter of fiscal 2015. We develop and are responsible for the manufacturing of both products.

Osiris, Grafix, and Cartiform are registered trademarks of Osiris Therapeutics, Inc. BIO4 is a trademark of Stryker Corporation. More information can be found on the company's website, www.Osiris.com.

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

From 2010 to 2013, we operated in two business segments, Biosurgery and Therapeutics. In October 2013, we sold our Therapeutics segment for up to $100.0 million in initial and contingent consideration, and we are now focused on our Biosurgery business. Our Biosurgery business works to harness the ability of cells and novel constructs to promote the body's natural healing with the goals of improving surgical outcomes and offering better treatment options for patients and physicians. Our Therapeutics business historically focused on developing biologic stem cell drug candidates from a readily available and non-controversial source—adult bone marrow. These activities ceased completely following fulfillment in the first quarter of fiscal 2015 of our remaining obligations, under a transition services agreement, in connection with the sale of our Therapeutics business.

The three pillars of our business strategy are to continue our history of innovation, bring about commercial transformation, and ensure differentiation of our company. To innovate, we seek to make new products available to address unmet medical needs through research and development (R&D) and commercial efforts in our areas of focus in wound care, orthopaedic and sports medicine. Disease targets for products commercialized or in development include diabetic foot ulcers, venous stasis ulcers, dermal burns, and sports medicine products for motion preservation. Our commercial transformation is defined by establishing a proprietary sales infrastructure and driving long-term revenue growth. To differentiate, we seek to identify and introduce barriers to entry, through means such as superior science, clinical data and intellectual property rights. Since 2010, we have launched commercial distribution of several Biosurgery products, including Grafix, BIO4, and Cartiform.

Over the last nine quarters, we have experienced significant growth in revenues from our Biosurgery products. We have also made a significant investment in increasing our sales force, and expect to incur additional research and development expenses associated with efforts to obtain pre-marketing approval from the FDA for expanded indications for our placental-derived products as well as other products. As we continue with this transition, we face all of the risks and uncertainties to which our business is generally subject. Thus, while we have demonstrated some limited success thus far in the pursuit of our new Biosurgery strategy, we recognize that we operate in a competitive and challenging business environment and that our continued execution on this strategy will face a number of challenges. As a result, we may experience variability in our overall results, and in our quarter to quarter revenues and profitability.

Financial Operations Overview

Revenue

We produce human tissue-based products in our Columbia, Maryland facility and distribute these products through a network of independent distributors as well as through the efforts of employee sales personnel. We presently produce and distribute Grafix for acute and chronic wounds, Cartiform, a viable cartilage mesh for cartilage repair and BIO4 for bone growth. All of these products are cryo-preserved and stored in special freezers at -80 degrees Celsius. Customers have the product shipped to them on dry ice. Legal title usually passes to the customer when the product leaves our shipping dock. On occasion, customers purchase product and request that the Company store the purchased product in segregated freezers at the Company’s facility. In those cases, title passes to the customer and the customer accepts all risks associated with the purchased product. Customers may request this service of the Company in instances where they want to ensure that supply of product is available to them and they do not have the capability to store the product themselves in special freezers at -80 degrees Celsius. We do have consignment inventory at certain hospital sites or clinic facilities. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. For these consigned products, revenue is recognized when we receive appropriate notification that the product has been used in a surgical procedure. Due to the nature of the products and the manufacturing process, we generally do not allow sales returns.

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

We have committed to the FDA that, before marketing placental-derived products for certain expanded indications, we will submit a Biologics License Application (BLA) to the FDA and seek pre-marketing approval for such added indications.

Research and Development Costs

Our research and development costs consist of expenses incurred in identifying, developing and testing biologic tissue based and medical device products. These expenses consist primarily of salaries and related expenses for personnel, fees paid to professional service providers for independent monitoring and analysis of our clinical trials, costs of contract research and manufacturing or processing, costs of facilities, and the costs of processing or manufacturing clinical trial materials and quality control supplies. Our historic research and development costs included these and other costs specific to our efforts focused on our biologic drug candidates, including costs of manufacture or processing of clinical batches of our biologic drug candidates.

Consistent with our historic focus on the development of biologic drug candidates with potential uses in multiple indications, many of our historic costs are not attributable to a specifically identified product. We use our employee and infrastructure resources across several projects. Accordingly, we do not account for internal research and development costs on a project-by-project basis. From inception in December 1992 through September 30, 2015, we incurred aggregate research and development costs of approximately $451 million.

Biosurgery research and development expenses were $6.2 million and $2.9 million during the first nine months of fiscal 2015 and 2014, respectively, which includes costs incurred for studies in using Grafix in the treatment of venous leg ulcers and diabetic foot ulcers.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies, estimates, and judgments during the nine months ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than as disclosed herein.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Product Revenues & Gross Profit

During the third quarter of fiscal 2015, our revenue from product distribution increased to $25.3 million, compared to $17.2 million in the third quarter of fiscal 2014, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of Grafix, BIO4, and Cartiform during the first nine months of fiscal 2015. Our gross profit margin was 78% for the third quarter of each of 2015 and 2014. During the second quarter of fiscal 2014, we began operating our Columbia, Maryland processing facilities using a second shift.

Research and Development Expenses

Research and development expenses in the third quarter of fiscal 2015 were $2.3 million compared to $1.2 million in the same period of fiscal 2014. The increase in research and development expenses is primarily due to increased investments in research and development activities as we further our research into using Grafix in the treatment of venous leg ulcers. We also began a multicenter, open-label, single-arm study to evaluate the safety and efficacy of Grafix for the treatment of complex diabetic foot wounds with exposed tendon and/or bone during the fourth quarter of fiscal 2014, and we expect this to be completed by the end of 2015. We continue to make substantial investments in research and development activities during fiscal 2015, as we further our research into using placental-derived products for expanded indications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $17.3 million during the third quarter of fiscal 2015 compared to $11.0 million in the same period of fiscal 2014. These cost increases were attributable primarily to increased commissions on account of higher sales volume, and to sales and marketing efforts focused on increasing product distribution and expansion of our infrastructure in the areas of reimbursement for public and private health care providers. Selling, general and administrative costs were 68.4% of product revenue in the third quarter of fiscal 2015 compared to 63.9% during the same period in fiscal 2014. We expect to continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2015 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Expense, Net

Other expense, net in the third quarter of fiscal 2015 primarily consisted of the net realized loss on our investments available for sale of $34,000, together with the unrealized loss of $933,000 on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business. As of September 30, 2015, we sold 1,557,551 shares of the Mesoblast stock through a stockbroker in Australia, and we expect to sell the remaining shares by the end of this fiscal year.

Other expense, net in the third quarter of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $120,000, net of the unrealized loss of approximately $1.3 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the

$777,000 increase in the fair value of the limited price protection derivative relating to the Mesoblast stock. The derivative was valued at approximately $3.9 million at the end of the third quarter of fiscal 2014. The price protection ended in December 2014, and as of December 31, 2014, we no longer had a derivative instrument.

Income Taxes

Due to taxable income expected from continuing operations, we recognized income tax expense in 2015.  Due to taxable income expected from discontinued operations for income tax accounting purposes and a net loss from continuing operations, we recognized both an income tax expense and benefit, respectively, in 2014.  In fiscal 2015, we will utilize part of our $70 million of tax credits to offset the taxable income up to the federal alternative minimum tax threshold.  We will maintain our full valuation allowance until operations from our Biosurgery business (continuing operations) provide evidence of sufficient future earnings.

Comparison of Nine months Ended September 30, 2015 and 2014

Product Revenues & Gross Profit

During the first nine months of fiscal 2015, our revenue from product distribution increased to $67.3 million, compared to $40.5 million in the same period of fiscal 2014, as we continued to focus on the commercialization of our Biosurgery products. The increase in revenue was achieved through the expansion of our in-house sales and marketing team, as well as increases from our product distributors. We experienced growth in sales of Grafix, BIO4, and Cartiform during the first nine months of fiscal 2015. Our gross profit margin was 78% for the first nine months of each of fiscal 2015 and 2014. During the second quarter of fiscal 2014, we began operating our Columbia, Maryland processing facilities using a second shift during the second quarter of fiscal 2014.

Research and Development Expenses

Research and development expenses in the first nine months of fiscal 2015 were $6.2 million compared to $2.9 million in the same period of fiscal 2014. The increase in research and development expenses is primarily due to increased investments in research and development activities as we further our research into using Grafix in the treatment of venous leg ulcers. We also began a multicenter, open-label, single-arm study to evaluate the safety and efficacy of Grafix for the treatment of complex diabetic foot wounds with exposed tendon and/or bone during the fourth quarter of fiscal 2014, and we expect this to be completed by the end of 2015. We continue to make substantial investments in research and development activities during fiscal 2015, as we further our research into using placental-derived products for expanded indications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses rose to $44.1 million during the first nine months of fiscal 2015 compared to $28.2 million in the same period of fiscal 2014. These cost increases were incurred mainly due to increased commission payments resulting from higher sales volume, and to sales and marketing efforts to increase product distribution and build our infrastructure in the areas of reimbursement for public and private health care providers. Selling, general and administrative costs were 65.5% of product revenue in the first nine months of fiscal 2015 compared to 69.4% during the same period in fiscal 2014. We expect to continue to heavily invest in our sales, marketing and reimbursement capabilities throughout the remainder of fiscal 2015 and also expect to incur additional costs to augment our human resources, finance and information technology capabilities to support our expanding sales force.

Other Expense, Net

Other expense, net in the first nine months of fiscal 2015 primarily consisted of the net realized investment income earned on our investments available for sale of $193,000 net of the unrealized loss of $1.3 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business. As of September 30, 2015, we sold 1,557,551 shares of the Mesoblast stock through a stockbroker in Australia, and we expect to sell the remaining shares by the end of this fiscal year.

Other income, net in the first nine months of fiscal 2014 consisted of the net realized investment income earned on our investments available for sale of $268,000, together with the unrealized loss of approximately $4.3 million on the market value decrease of the Mesoblast stock we received in connection with the sale of our Therapeutics business, as well as the $2.3 million increase in the fair value of the limited price protection derivative relating to the Mesoblast stock. The derivative was valued at approximately $3.9 million at the end of the third quarter of fiscal 2014. The price protection ended in December 2014, and as of December 31, 2014, we no longer had a derivative instrument.

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

Liquidity and Capital Resources

Liquidity

At September 30, 2015, we had $15.8 million in cash, of which $2.2 million was held in a foreign financial institution and $24.5 million in investments available for sale. Trading securities include the Mesoblast stock we received in connection with the sale of our Therapeutics business. At September 30, 2015, the fair market value of the Mesoblast stock was $3.1 million and we recognized a $1.3 million decrease in the market value as a component of Other Expense, net. We have not had any outstanding debt at any time since fiscal 2008.

Cash Flow

Net cash used in operating activities of continuing operations during the first nine months of fiscal 2015 was $9.3 million and primarily reflects net increases in our trade receivables and inventory, partially offset by our net income of $622,000 and the decrease in other receivables and noncash charges.

Net cash used in operating activities of continuing operations during the first nine months of fiscal 2014 was $13.4 million, and primarily reflects our net loss from continuing operations of $1.3 million, net increases in our trade receivables and inventory, partially offset by increases in accounts payable, accrued expenses and non-cash charges.

Net cash provided by investing activities during the first nine months of fiscal 2015 was $22.2 million and primarily reflect the proceeds from sale of our investments available for sale, sale of our Mesoblast common stock, and the payment for the difference between the market value of the Mesoblast stock and the $15 million agreed to be paid to us by Mesoblast. Net cash provided by investing activities during the first nine months of fiscal 2014 was $11.6 million, and primarily reflects proceeds from the sales of our investments to fund our operations.

Net cash provided by financing activities during the first nine months of fiscal 2015 and 2014 was $610,000 and $1.6 million, respectively. The cash provided by financing activities is primarily the net proceeds from the exercise of stock options by our employees.

Capital Resources

We expect our operating capital needs to continue to increase for the remainder of 2015 as we incur costs to advance the commercialization of our Biosurgery products and fund our product development activities.  We are subject to the risks associated with the development of new biotechnology products and may encounter unforeseen expenses, difficulties, complications, delays or other unknown factors that may adversely affect our business and require additional capital.

Our future capital requirements will depend on many factors, including:

•	our ability to generate revenues from sales of our existing and potentially future Biosurgury products;

•	the scope, progress, timing, costs and results of our research and preclinical development programs;

•	the scope, progress, timing, costs and results of our clinical trials;

•

the need for (whether or not anticipated) the timing of, and the costs involved in, obtaining regulatory approvals for our Biosurgery products, which could be costly and time consuming; the costs of maintaining, expanding and protecting our intellectual property portfolio, including possible litigation costs and liabilities; and

•	the costs of enlarging our work force consistent with expanding our sales, marketing, operations and distribution capabilities for our Biosurgery products.

We have not had any outstanding debt at any time since fiscal 2008. We believe that our existing cash, cash generated from operations, and investments will be adequate to meet the capital expenditures, dividends and working capital requirements of our operations for at least the next 12 months.

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

Equity Price Risk and Foreign Currency Exchange Rate Risk

We conduct clinical trial activities in areas that operate in a functional currency other than the United States dollar (USD). As a result, when the USD rises and falls against the functional currencies of these other nations, our costs will either increase or decrease by the relative change in the exchange rate. Foreign currency gains and losses were not material during the first nine months of fiscal 2015 or 2014, and at the present time, we have elected not to hedge our exposure to foreign currency fluctuations.

We are also subject to equity price risk and foreign currency exchange rate risk associated with our prior receipt of shares of Mesoblast ordinary shares as payment under the Purchase Agreement with Mesoblast for the sale of our

Therapeutics segment. As of September 30, 2015, the market value of the Mesoblast ordinary shares held by us was $3.1 million, and we are subject to equity price risk associated with the ownership of these shares. We expect to sell all of the Mesoblast shares by the end of fiscal 2015. The Mesoblast stock is traded on the Australian Securities Exchange and its share value is denominated there in Australian Dollars. Hence there also exists an associated foreign currency exchange rate risk, and a devaluation of the Australian Dollar will directly impact the value of the Mesoblast shares to us.

Item 4.          Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q solely due to the material weakness in internal control over financial reporting described below.

At the time that the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 was filed on March 20, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.  Due to the material weakness in internal control over financial reporting described below, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated its conclusions regarding our disclosure controls and procedures and concluded that our disclosure controls and procedures were also not effective as of December 31, 2014, March 31, 2015, and June 30, 2015 solely because of the material weakness that existed at that time.

 Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiency that constituted a material weakness in our internal control over financing report as of September 30, 2015:

The Company did not design and maintain controls to ensure that (1) adequate written documentation existed for contracts with distributors in order to ensure that persuasive evidence of the contractual arrangement existed and the terms were fixed and determinable with respect to revenue recognition and (2) adequate analysis and documentation existed for new distributor contracts to ensure timely and accurate recording of revenue in accordance with GAAP.

    Management also determined that this material weakness existed as of December 31, 2014, March 31, 2015, and June 30, 2015.  This material weakness did not result in a material misstatement to the Company’s annual financial statements for the year ended December 31, 2014.  However, management concluded that this material weakness, if un-remediated, could have, in future reporting periods, resulted in a material misstatement to the Company’s annual or interim consolidated financial statements that would not have been prevented or detected by its internal controls. Accordingly, management has determined that this control deficiency constituted a material weakness.  See Note 1 to the Company’s Unaudited Condensed Financial Statements for the quarter ended September 30, 2015 for more information about certain corrections to the Company’s annual financial statements for the year ended December 31, 2014 and quarterly financial statements for the quarters ended March 31, 2015 and June 30, 2015 related to this matter.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as a result of the material weakness in internal control over financial reporting described above, subsequent to September 30, 2015, our management is implementing enhancements to our internal control over financial reporting to specifically ensure that adequate written documentation and related controls exist for proper accounting of distributor contracts.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

From time to time, we receive threats or may be subject to routine litigation matters related to our business.  However, we are not currently a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 20, 2015 and in Part II – Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 as filed with the Securities and Exchange Commission on August 10, 2015.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Statements of Income, (ii) the Condensed Balance Sheets, (iii) the Condensed Statements of Cash Flows, and (iv) related notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: November 16, 2015	/s/ GREGORY I. LAW
Gregory I. Law
Chief Financial Officer (Principal Financial Officer)

Date: November 16, 2015	/s/ PHILIP R. JACOBY, JR.
Philip R. Jacoby, Jr.
Principal Accounting Officer