Form 10-Q
period 2018-03-31
OSIRIS THERAPEUTICS, INC.
filed 2018-05-10
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2018
Common Stock, par value $0.001 per share	34,525,886

OSIRIS THERAPEUTICS, INC.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

OSIRIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,363	$3,081
Short-term investments	24,503	24,807
Trade receivables, net	26,522	26,053
Inventory, net	11,016	11,278
Insurance receivable	4,788	4,788
Prepaid expenses and other current assets	3,078	2,920
Total current assets	73,270	72,927
Property and equipment, net	3,476	3,587
Other assets	1,831	1,608
Total assets	$78,577	$78,122

Liabilities and Equity
Current liabilities
Accounts payable	$5,843	$5,269
Accrued expenses	11,039	9,399
Accrued shareholder litigation	18,500	18,500
Other current liabilities	1,764	1,934
Total current liabilities	37,146	35,102
Other long-term liabilities	2,497	1,626
Total liabilities	39,643	36,728

Equity
Common stock, $.001 par value, 90,000 shares authorized, 34,526 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	35	35
Additional paid-in-capital	283,976	283,905
Accumulated other comprehensive loss	(419)	(208)
Accumulated deficit	(244,658)	(242,338)
Total equity	38,934	41,394

Total liabilities and equity	$78,577	$78,122

See accompanying notes to the condensed consolidated financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$31,634	$26,981
Cost of revenue	8,853	7,811
Gross profit	22,781	19,170
Operating expenses:
Research and development	1,547	1,219
Sales and marketing	16,287	14,733
General and administrative	7,447	4,859
Total operating expenses	25,281	20,811
Loss from operations	(2,500)	(1,641)
Other income, net	216	36
Loss before income taxes	(2,284)	(1,605)
Income tax expense	(36)	(32)
Net loss	(2,320)	(1,637)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments available for sale	(211)	198
Comprehensive loss	$(2,531)	$(1,439)

Net loss per share:
Basic and diluted	$(0.07)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	34,526	34,520

See accompanying notes to the condensed consolidated financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,320)	$(1,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on investments	48	158
Depreciation	211	176
Stock-based compensation expense	71	88
Changes in operating assets and liabilities:
Accounts receivables, net	(469)	234
Inventory, net	262	167
Prepaid expenses and other assets	(381)	(406)
Accounts payable, accrued expenses, and other liabilities	2,915	(3,020)
Net cash provided by (used in) operating activities	337	(4,240)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(100)	(67)
Proceeds from sale of investments	549	5,758
Purchases of investments	(504)	(3,251)
Net cash (used in) provided by investing activities	(55)	2,440

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options to purchase common stock	—	128
Net cash provided by financing activities	—	128

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	282	(1,672)
Cash at beginning of period	3,081	2,833
Cash at end of period	$3,363	$1,161

See accompanying notes to the condensed consolidated financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

1.  Description of Business

Osiris Therapeutics, Inc. (“we”, “us”, “our”, “Osiris”, or the “Company”) researches, develops, manufactures and commercializes regenerative medicine products intended to improve the health and lives of patients and lower overall healthcare costs. We are headquartered in Columbia, Maryland. We continue to advance our research and development (“R&D”) by focusing on innovation in regenerative medicine, including the development of bioengineered stem cell and tissue-based products. We have achieved commercial success with products in orthopedics, sports medicine and wound care.

We operate in one segment and are focused on using unique tissue preservation technologies to develop viable human tissue products designed to improve wound closure and surgical outcomes for patients and physicians over standard of care alone. We have achieved commercial success with products in orthopedics, sports medicine, including the Grafix product line, Stravix, BIO4 and Cartiform.

We are a fully integrated company, having developed capabilities in R&D, manufacturing, marketing and sales of our products. We are focused on the long-term commercial growth of the Company through the delivery of differentiated products for use across multiple fields of medicine with clear value propositions for patients, providers and third-party payors.

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Osiris Therapeutics International GmbH, which was formed in 2016. All intercompany transactions have been eliminated in consolidation. Osiris Therapeutics International GmbH does not have any operations.

The condensed financial statements included in this quarterly report have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our financial statements and footnotes included in our Annual Report on Form 10-K for the years ended December 31, 2017, 2016, and 2015 (the “Annual Report”).   In the opinion of management, these condensed consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary to fairly present the results of operations, financial position and cash flows for the periods indicated.

Operating results for any interim period are not necessarily indicative of the results that may be achieved for the full year.

Use of Estimates

We make certain estimates and assumptions in preparing our condensed consolidated financial statements in accordance with GAAP. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses for the period presented. Actual results may differ from these estimates.

Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share adjusts basic income (loss) per share for the potentially dilutive effects of common share equivalents, using the treasury stock method, and includes the incremental effect of shares that would be issued upon the assumed exercise of stock options.

Diluted loss per common share for the three months ended March 31, 2018 and 2017 excludes 628,501 and 727,001 of our outstanding options as of that date, respectively, as their impact on our net loss per share is anti-dilutive.

Concentration of Risk

We maintain cash and short-term investment balances in accounts that exceed federally insured limits. Our investments consist primarily of marketable securities with a total portfolio duration of approximately two years.  We have historically provided credit in the normal course of business to contract counterparties and to the end user customers and distributors of our products. Trade accounts receivable in the accompanying condensed consolidated balance sheets consist primarily of amounts due from end user customers and distributors of our products within the United States.

The Company’s revenue concentrations through distributors of 10% or greater are as follows:

	Three months ended March 31,
Distributor	2018	2017
A	21%	20%
B	8%	11%
Total	29%	31%

The Company’s accounts receivable concentrations of 10% or greater are as follows:

	March 31,	December 31,
Distributor	2018	2017
A	19%	24%

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”)”. This ASU outlines a single set of comprehensive principles for recognizing revenue under GAAP and supersedes existing revenue recognition guidance. The main principle of this ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new standard on a modified retrospective basis as of January 1, 2018. The Company completed a comprehensive assessment of customer contracts and concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded to prior periods.  See Note 8, “Revenue”, for additional information.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which requires various changes to the measurement and disclosure of equity investments. Among a number of changes, this ASU eliminates the available-for-sale classification for equity securities with readily determinable fair values, and any changes in fair value of those equity securities will be included as an adjustment to earnings, rather than other comprehensive income (loss). This ASU was adopted by the Company on January 1, 2018.  As the Company did not hold any equity securities at March 31, 2018, this ASU did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203)”. This ASU addresses eight specific cash flow issues and clarifies their presentation and classification in the statement of cash flows. The Company adopted this ASU on January 1, 2018 and concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.  As such, no retrospective adjustment was recorded.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the newly-enacted U.S. Tax Cuts and Jobs Act (the “Act”). SAB 118 allows registrants to include a provisional amount to account for the implications of the Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Act or December 22, 2018.  We continue to evaluate the implications of the Act and have not made any adjustments to the provisional amounts recorded in the prior year. Additionally, the Company intends to file its 2017 U.S. income tax return in the fourth quarter of 2018 which may change our tax basis in temporary differences, tax pools, earning and profits and other elements of the income tax effects of the Act estimated as of December 31, 2017. This may result in an adjustment to the tax provision and be reflected as a re-measurement amount recorded in the financial statements during the quarter in which the U.S. tax return is filed.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. This ASU also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is in the process of analyzing initial data gathered to evaluate the impact of adopting this ASU on its consolidated financial statements, the related systems required to capture the increased reporting and disclosures associated with this ASU, and its use of practical expedients. The Company will apply this ASU and its related updates on a modified retrospective basis as of January 1, 2019. The adoption of the guidance will likely have a material effect on the consolidated balance sheets, resulting in the recording of an operating lease asset and liability.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)”. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We currently expect that the adoption of this guidance will likely change the way we assess the collectability of our receivables and recoverability of other financial instruments. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In February 2018, FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  This ASU gives entities the option to reclassify the disproportionate income tax effects caused by the Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption although we do not believe the impact of adoption will be material.

3. Investments

Our investments consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in $000’s)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government agencies	$5,574	$—	$(116)	$5,458
Obligations of government sponsored enterprises (1)	4,235	1	(53)	4,183
Corporate debt securities	12,390	11	(187)	12,214
Foreign government bonds	2,690	—	(42)	2,648
Total	$24,889	$12	$(398)	$24,503

(1) Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

	December 31, 2017
(in $000’s)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. government agencies	$6,077	$—	$(73)	$6,004
Obligations of government sponsored enterprises (1)	3,737	—	(31)	3,706
Corporate debt securities	12,479	21	(66)	12,434
Foreign government bonds	2,689	—	(26)	2,663
Total	$24,982	$21	$(196)	$24,807

(1) Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

The following tables summarize the securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
(in $000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$573	$(3)	$4,885	$(113)	$5,458	$(116)
Obligations of government sponsored enterprises (1)	1,300	(5)	2,384	(48)	3,684	(53)
Corporate debt securities	1,957	(12)	7,727	(175)	9,684	(187)
Foreign government bonds	599	(3)	2,049	(39)	2,648	(42)
Total	$4,429	$(23)	$17,045	$(375)	$21,474	$(398)

(1) Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(in $000’s)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$1,073	$(3)	$4,931	$(70)	$6,004	$(73)
Obligations of government sponsored enterprises (1)	1,298	(6)	2,408	(25)	3,706	(31)
Corporate debt securities	1,667	(5)	7,286	(61)	8,953	(66)
Foreign government bonds	597	(3)	2,066	(23)	2,663	(26)
Total	$4,635	$(17)	$16,691	$(179)	$21,326	$(196)

(1) Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

As of March 31, 2018 and December 31, 2017, there were no material unrealized losses that the Company believed to be other-than-temporary.

The following table summarizes maturities of our investments available-for-sale as of March 31, 2018:

	March 31, 2018
(in $000’s)	Cost	Fair Value
Maturities:
Within 1 year	$5,536	$5,516
After 1 year through 5 years	19,353	18,987
Total investments available for sale	$24,889	$24,503

Realized losses net of investment income was $48 thousand and $158 thousand, respectively, for the three months ended March 31, 2018 and 2017, respectively, and have been included as a component of “Other income, net” in the accompanying unaudited condensed consolidated statements of comprehensive loss.

4. Inventory, net

Inventory, net consisted of the following:

	March 31,	December 31,
(in $000’s)	2018	2017
Raw materials and supplies	$1,300	$1,330
Work-in-process	5,144	5,605
Finished goods	7,318	6,350
	13,762	13,285
Reserve for excess and obsolete inventory	(2,746)	(2,007)
Inventory, net	$11,016	$11,278

Work-in-process inventory is largely product that is in quarantine pending completion of our quality assurance procedures. Finished goods inventory included gross consigned inventory of $1.9 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively. This consigned finished goods inventory was reduced by reserves of $0.7 million and $0.6 million as of March 31, 2018 and December 31, 2017, respectively.

5. Property and Equipment, net

Property and equipment, net, consisted of the following:

	Depreciable Life	March 31,	December 31,
(in $000’s)	(in years)	2018	2017
Laboratory and manufacturing equipment	3-7	$3,162	$3,083
Computer hardware, furniture and fixtures	3-7	1,141	1,134
Leasehold improvements	(A)	6,359	6,344
		10,662	10,561
Accumulated depreciation and amortization		(7,186)	(6,974)
Property and equipment, net		$3,476	$3,587

(A) Shorter of economic life or lease term.

Depreciation expense was $0.2 million for both the three months ended March 31, 2018 and 2017.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in $000’s)	2018	2017
Payroll and related	$1,726	$1,980
Commissions	4,979	5,651
Legal and accounting	2,794	905
Lease liabilities	321	120
Other	1,219	743
Total	$11,039	$9,399

7. Financial Instruments and Fair Value

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

Financial assets recorded at fair value in the accompanying financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in $000’s)	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
U.S. government agencies	$—	$5,458	$—	$5,458
Obligations of government sponsored enterprises	—	4,183	—	4,183
Corporate debt securities	—	12,214	—	12,214
Foreign government bonds	—	2,648	—	2,648
Total investments available for sale	$—	$24,503	$—	$24,503

	December 31, 2017
(in $000’s)	Level I	Level II	Level III	Total
Assets
Investments: Available for Sale Securities
U.S. government agencies	$—	$6,004	$—	$6,004
Obligations of government sponsored enterprises	—	3,706	—	3,706
Corporate debt securities	—	12,434	—	12,434
Foreign government bonds	—	2,663	—	2,663
Total investments available for sale	$—	$24,807	$—	$24,807

8. Revenue

The Company began accounting for revenue in accordance with Topic 606, which we adopted beginning January 1, 2018, using the modified retrospective method. Under the new revenue standard for arrangements that are determined to be within the scope of Topic 606, the Company recognizes revenue following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines the performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Accordingly, the Company recognizes revenue when title to the product, ownership and risk of loss transfer to the customer, which is either the date of receipt by the customer or when we receive appropriate notification that the product has been used or implanted. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for transferring the goods. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.

The Company provides a variety of products and services to its customers. Most of the Company’s contracts consist of a single, distinct performance obligation or promise to transfer goods to a customer. For contracts that include multiple performance obligations, the Company allocates the total transaction price to each performance obligation using our best estimate of the standalone selling price of each identified performance obligation.

The Company’s incremental costs of obtaining a contract would generally have less than a one-year duration; therefore, the Company applies the practical expedient available and expenses costs to obtain a contract when incurred.

The following table presents our revenues disaggregated by product line:

	Three months ended March 31,
(in $000’s)	2018	2017
Grafix/Stravix	$22,621	$19,437
BIO[4]	6,796	5,367
Cartiform	2,216	2,144
Other	1	33
Total	$31,634	$26,981

9.  Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.  On December 22, 2017, the U.S. enacted the Act, which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. For the three months ended March 31, 2018 and 2017, the tax expense was $36 thousand and $32 thousand, respectively, and is primarily related to interest and penalties.  A full valuation allowance has been recorded on the net deferred tax assets as of March 31, 2018 and December 31, 2017.

10. Commitments and Contingencies

Operating Leases

We lease facilities and equipment under various non-cancellable operating lease agreements expiring through 2023. As of March 31, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $7.2 million.

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

Securities Class Action

On November 23, 2015, a putative class action lawsuit was filed in the United States District Court for the District of Maryland by a single plaintiff, individually and on behalf of other persons similarly situated, against the Company and three current or former executive officers of the Company. An amended complaint clarifying plaintiff’s claims was filed on April 6, 2018.  The action, captioned Kiran Kumar Nallagonda v. Osiris Therapeutics, Inc. et al., Case 1:15-cv-03562 (the “Nallagonda Action”), alleges, among other things, that the defendants made materially false or misleading statements and material omissions in the Company’s filings with the SEC in violation of the federal securities laws. The complaint seeks certification as a class action, unspecified damages and reimbursement of attorneys’ fees. On March 21, 2016, the court entered an order appointing Dr. Raffy Mirzayan as lead plaintiff and the firm of Hagens Berman Sobol Shapiro LLP as lead counsel. On March 11, 2018, we entered into a memorandum of understanding to settle the Nallagonda Action. A memorandum of understanding is not a definitive settlement agreement. By the terms of the memorandum, the Company agreed in principle to a total payment of $18.5 million in cash.  On March 28, 2018, the court entered an order instructing the parties to submit a notice of dismissal by May 28, 2018 and staying the proceedings until that time.

The Company recorded the $18.5 million shareholder settlement in Settlement of SEC and shareholders actions, net of the $4.8 million estimated insurance recovery in the consolidated statement of comprehensive income (loss) in 2015. The $18.5 million shareholder settlement liability was recorded in Accrued shareholder litigation in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

The Company had a $5.0 million executive and corporate securities liability insurance policy in place at the time of the allegations. The Company expects to recover the remaining $4.8 million of unused policy coverage for the shareholder settlement of the Nallagonda Action in 2018. The $4.8 million insurance recovery was recorded as an offset to the $18.5 million settlement in the Company’s consolidated statement of comprehensive income (loss) for the fourth quarter of 2015. The $4.8 million insurance receivable was recorded in Insurance receivable in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

Shareholder Derivative Actions

On March 2, 2016, a shareholder derivative complaint was filed in the Circuit Court for Howard County in the State of Maryland (Case No. 13C16106811) by a single plaintiff, derivatively and on behalf of the Company, against certain current and former directors and certain former executive officers. This action, captioned Kevin Connelley v. Lode Debrabandere et al., alleges that each of the individual directors and officers named as defendants (i) violated their fiduciary duties to the Company’s shareholders; (ii) abused their ability to control and influence the Company; (iii) engaged in gross mismanagement of the assets and business of the Company; and (iv) was unjustly enriched at the expense of, and to the detriment of, the Company. The alleged claims generally relate to the matters that are the subject of the Nallagonda Action. The plaintiff seeks, among other things, unspecified monetary damages, reimbursement of attorneys’ fees and shareholder votes on amendments to the Company’s Articles of Incorporation and Bylaws with respect to various corporate governance policies. On June 2, 2016, the Court entered an order that, subject to certain qualifications, stayed the action until 30 days after the entry of an order either: (1) denying all motions to dismiss in the Nallagonda Action, or (2) finally dismissing the Nallagonda Action with prejudice.  On March 12, 2018, the plaintiff filed an amended complaint clarifying his claims.

On February 9, 2017, a shareholder derivative complaint was filed in the United States District Court for the District of Maryland (Case No. 1:17-cv-00381-JKB) by a single plaintiff, derivatively and on behalf of the Company, against certain current and former directors. This action, captioned Recupero v. Friedli et al., alleges, among other things, that each of the individual directors named as defendants (i) violated their fiduciary duties to the Company’s shareholders, including that such violations constituted constructive fraud; (ii) engaged in gross mismanagement of the assets and business of the Company; and (iii) was unjustly enriched at the expense of, and to the detriment of, the Company. The plaintiff seeks, among other things, unspecified monetary damages, reimbursement of attorneys’, accountants’ and experts’ fees, and that the Company take all necessary actions to improve and comply with corporate governance, internal procedures and existing laws. On March 28, 2017, the Court entered an order that stays the action until: (1) the Nallagonda Action is dismissed with prejudice and all appeals relating thereto have been exhausted; (2) all motions to dismiss the Nallagonda Action are denied; or (3) either party provides 30 days’ notice that they no longer consent to a stay.  On April 5, 2018, the plaintiff filed an amended complaint clarifying her claims.

On May 11, 2017, a shareholder derivative complaint was filed in the Circuit Court for Howard County in the State of Maryland, (Case No. 13C17111441) by a single plaintiff, derivatively on behalf of the Company, against certain former executive officers and certain current and former directors. The action, captioned Brian Lee v. Peter Friedli, et. al., alleges that each of the individual defendants violated their fiduciary duties by allegedly failing to adopt and implement adequate accounting and financial reporting systems and for allegedly causing the Company to make false and misleading statements regarding its financial condition. The alleged claims generally relate to the matters that are the subject of the Nallagonda Action and seek substantially similar relief. On September 5, 2017, the defendants moved to either stay or dismiss the plaintiffs’ complaint. That motion was subsequently withdrawn. On February 14, 2018, the plaintiff filed an amended derivative complaint. No defendant has yet responded to that pleading.

On December 21, 2017, a shareholder derivative action was filed in the United States District Court for the District of Maryland (Case No. 1:17-cv-03777) by a single plaintiff, derivatively and on behalf of the Company, against certain former executive officers and certain current and former directors. The action, captioned Todd Salley v. Lode Debrabandere, et. al., alleges that each of the individual defendants violated their fiduciary duties by failing to maintain adequate internal controls and by causing the Company to make false and misleading statements regarding the Company’s financial condition. The alleged claims generally relate to the matters that are the subject of the Nallagonda Action and seek substantially similar relief. No defendant has yet responded to the complaint.

The Company has reached an agreement-in-principle with the plaintiffs in the shareholder derivative actions to resolve the derivative matters by adopting certain governance changes.  We expect that the plaintiffs will seek recovery of attorney’s fees. We cannot currently predict whether or not we will be able to reach a final settlement with the derivative plaintiffs, and if so, the amount of attorney’s fees we may be required to pay, if any. We also can provide no assurance that the courts will approve any final settlement reached with the derivative plaintiffs.  While we believe it is reasonably possible that we will incur losses associated with the shareholder derivative actions, it is not possible to estimate the amount of loss, if any, that might result from any settlements or other resolution. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Statements included or incorporated herein which are not historical facts are forward looking statements. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements, but these terms are not the exclusive means of identifying forward looking statements.

Forward-looking statements reflect management’s current views with respect to future events and performance and are based on currently available information and management’s assumptions regarding future events. While management believes that its assumptions are reasonable, forward-looking statements are subject to various known and unknown risks and uncertainties and actual results may differ materially from those expressed or implied herein. In connection with the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995, we note that certain factors, among others, which could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein are discussed in greater detail under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A, “Risk Factors” of our Annual Report and may be discussed elsewhere herein or in other documents we file with the SEC. Examples of forward-looking statements may include, without limitation, statements regarding any of the following: risks relating to the restatement of certain of our 2014 and 2015 financial information (the “restatement”) and related legal proceedings; our delisting from the NASDAQ Stock Market (“NASDAQ”); the outcome of pending legal proceedings and government investigations; our ability to improve our internal control over financial reporting, including our ability to remediate material weaknesses; our product development efforts; our ability to successfully navigate regulatory requirements applicable to our products and product candidates; the success of our product candidates in development; implementation of our corporate strategy; our financial performance; our research and development activities and projected expenditures; our anticipated timeline and commercialization strategy for our products under development; our cash needs; patents, trademarks and other proprietary rights; the safety and ability of our products to perform as intended or expected; our ability to supply a sufficient amount of our marketed products or product candidates and, if or insofar as approved or otherwise commercially available, future products to meet demand; our ability to commercialize and distribute our current and any future marketed products; our relationships with third parties with whom we contract; our ability to maintain and benefit from our arrangements with third parties; our costs to comply with governmental regulations; our plans for or success of sales and marketing; our plans regarding manufacturing; our ability to establish and maintain, and the ability of our customers and end users to obtain, reimbursement for our commercially available products from Medicare and other third-party payors; types of regulatory frameworks we expect will be applicable to our products and potential products; and results of our scientific research.

Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances and do not intend to do so.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report, and our unaudited condensed consolidated financial statements for the three months period ended March 31, 2018 and other disclosures included in this Quarterly Report on Form 10-Q.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and are presented in U.S. dollars.

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

Our business focuses on using unique tissue preservation technologies to develop viable human tissue products designed to improve wound closure and surgical outcomes for patients and physicians over standard of care alone.

We have built a substantial direct sales force dedicated exclusively to sell our Grafix and Stravix products and entered into exclusive agreements to market and distribute BIO4 and Cartiform.

Current Products

All of our current commercialized products are marketed as human cells, tissues and cellular and tissue-based products (“HCT/Ps”), as defined by the United States Food and Drug Administration (“FDA”), that are regulated solely under Section 361 of the Public Health Service Act (“361 HCT/Ps”), and consequently, do not require pre-market approval from the FDA.

Our current products are:

Grafix is a product line of several products, Grafix PRIME, Grafix XC and Grafix CORE, and was initially launched in 2010. They are cryopreserved placental membranes that retain the extracellular matrix, growth factors, endogenous cells, including neonatal mesenchymal stem cells, and fibroblasts of the native tissue, all of which are beneficial in supporting natural wound repair. Grafix PRIME and Grafix XC (a larger size for surgical applications) are derived from the amnion and Grafix CORE is derived from the chorion. The amnion is the innermost membrane and the chorion is the outermost membrane of the placenta. Our Grafix products are flexible and conforming wound covers designed for direct application to hard-to-treat acute and chronic wounds, including but not limited to diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), and burns.

Stravix is a viable cryopreserved human placental tissue, comprised of amniotic and connective layers of umbilical tissue that has been developed as a wound cover or surgical wrap to support soft tissue repair. It retains native components of the umbilical tissue including the extracellular matrix, growth factors and endogenous viable cells including epithelial cells, fibroblasts and mesenchymal stem cells (“MSCs”). Stravix conforms to the site of injury and requires minimal preparation prior to use. It is thicker and has a stronger tensile strength than our Grafix products. Stravix was launched in late 2015.

BIO4 is a viable bone matrix containing endogenous bone forming cells including MSCs, osteoprogenitor cells, osteoblasts, osteoinductive and angiogenic growth factors. It possesses all four characteristics involved in bone repair and regeneration: osteoconductive, osteoinductive, osteogenic, and angiogenic. BIO4 is an alternative to autograft (or a graft of tissue from one’s own body) which requires a procedure of harvesting a patient’s own bone and is associated with donor site morbidity. Originally branded as OvationOS and launched in 2014, BIO4 is marketed and distributed exclusively by a subsidiary of Stryker Corporation (“Stryker”) under the brand name BIO4 since 2015.

Cartiform is a viable osteochondral allograft that contains extracellular matrix, chondrogenic factors and endogenous viable chondrocytes native to the cartilage tissue. The intact architecture of native cartilage is preserved in Cartiform. Cartiform is intended to treat osteochondral defects. Cartiform can fit to any surface contour. Cartiform was launched in 2012 and is exclusively available through Arthrex, Inc. (“Arthrex”).

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

Sales, Marketing and Distribution

Grafix and Stravix:  We currently sell Grafix and Stravix through the efforts of our internal direct sales and marketing departments, as well as through a small number of specialty distributors for certain target markets. We focus our marketing efforts for these products in four specific channels: hospital outpatient departments (“HOPDs”), inpatient surgical procedures, private physician offices, and Department of Veteran Affairs (“VA”) and Department of Defense (“DOD”) hospitals. For our VA and DOD customers, our products are distributed exclusively through resellers designated as Service-Disabled, Veteran-Owned Small Businesses (“SDVOSBs”). SDVOSBs are eligible for set-asides and other preferences in the federal contracting process. For the VA, SDVOSBs enter into Federal Supply Schedule or Strategic Acquisition Center contracts and for the DOD, SDVOSBs enter into Distribution and Pricing contracts.

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

The agreement with Stryker provides for an initial four-year exclusive term, which commenced on the date of Stryker’s initial commercial sale of BIO4 in February 2015. The term may be extended by Stryker for an additional exclusive period of four years or an additional non-exclusive period of two years. If Stryker extends the term on an exclusive basis, it has the option to further extend the term on an exclusive basis for two more years. We received an initial exclusivity fee of $5.0 million in 2015 and are entitled to receive additional fees upon any exercise by Stryker of its right to extend the initial term, whether on an exclusive or non-exclusive basis. These additional fees are reduced on a sliding scale if Stryker meets certain revenue thresholds during the initial term or if revenue goals are not met as a result of us not fulfilling our supply obligations. Stryker is entitled to a certain percentage of sales of allograft services for BIO4 and has limited early termination rights.

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

Results of Operations

Revenues

The following table shows net sales by product line for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
(in $000’s)	2018	2017	Change ($)	Change (%)
Grafix/Stravix	$22,621	$19,437	$3,184	16.4%
BIO[4]	6,796	5,367	1,429	26.6%
Cartiform	2,216	2,144	72	3.4%
Other	1	33	(32)	-97.0%
Total	$31,634	26,981	$4,653	17.2%

Revenue was $31.6 million for three months ended March 31, 2018 which increased $4.7 million or 17.2%, compared with revenue of $27.0 million for the three months ended March 31, 2017. The increase in revenue was due to the following:

•                  Grafix/Stravix revenue increased $3.2 million, or 16.4%, primarily due to increased demand from market awareness and acceptance as we increased selling efforts.  Pricing of our Grafix/Stravix products did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 31, 2018.

•                  BIO4 revenue increased $1.4 million, or 26.6%, primarily due to increased demand from market presence through our distribution arrangement with Stryker.  Pricing of our BIO4 products did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 31, 2018.

•                  Cartiform revenue increased $72 thousand, or 3.4%, primarily due to increased demand from market presence through our distribution arrangement with Arthrex. Pricing of our Cartiform products did not significantly impact sales growth on a year-over-year basis during the three-month period ended March 31, 2018.

Gross Profit

Gross profit was $22.8 million for three months ended March 31, 2018, which increased $3.6 million or 18.8%, compared with gross profit of $19.2 million for the three months ended March 31, 2017.  This increase was due to higher sales.  Our gross profit margin remained relatively consistent between the periods at 72% for the three months ended March 31, 2018 and 71% for the three months ended March 31, 2017.

Research and Development Expenses

Research and development expenses totaled $1.5 million, or 4.9% of revenue, for three months ended March 31, 2018 compared with $1.2 million, or 4.5% of revenue, for the three months ended March 31, 2017.  This increase was due to higher costs associated with the development and testing of our lyopreservation technology which will allow for ambient storage of viable tissues.

Sales and Marketing Expenses

Sales and marketing expense totaled $16.3 million, or 51.5% of revenue, for three months ended March 31, 2018 compared with $14.7 million, or 54.6% of revenue, for the three months ended March 31, 2017. This increase of $1.6 million was primarily due to higher labor and labor related costs, including commissions due to higher sales.

General and Administrative Expenses

General and administrative expenses totaled $7.4 million, or 23.5 % of revenue, for three months ended March 31, 2018 compared with $4.9 million, or 18.0% of revenue, for the three months ended March 31, 2017.  This increase of $2.5 million was primarily due to higher accounting and legal fees of $2.0 million and higher labor and labor related costs of $0.8 million.

Other Income, Net

Other income, net, for the three months ended March 31, 2018, was $216 thousand, an increase of $180 thousand compared to other income, net, of $36 thousand for the three months ended March 31, 2017. This increase was due to realized losses on our investments in the 2017 period.

Income Taxes

Income tax expense for three months ended March 31, 2018 was $36 thousand, which was comparable to the three month period ended March 31, 2017 of $32 thousand.

Because realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets as of March 31, 2018 and December 31, 2017, which relate primarily to accounts receivable reserves, various accrued expenses and business tax credit carryforwards.  In the event that we become profitable, we have general business credits (before a 100% valuation allowance) that may be utilized to reduce our federal tax liability.

Liquidity and Capital Resources

Liquidity

At March 31, 2018, we had $3.4 million in cash and cash equivalents and $24.5 million in investments.  We have not had any outstanding debt at any time since fiscal 2008. In connection with the securities class action lawsuit, we agreed in principle to a total payment of $18.5 million.  We expect to recover $4.8 million from unused insurance. The remaining balance of $13.7 million will be paid from our cash and investments. Even after taking into consideration these costs, we anticipate our cash on hand, investments and cash flows from operations will be sufficient to finance our operations for at least the next twelve months.

Cash Flow

Net cash provided by operating activities during the three months ended March 31, 2018 was $337 thousand and was primarily due to our net loss of $2.3 million offset by net increase of $2.9 million in accounts payable, accrued expenses and other liabilities, primarily due to higher professional fees resulting from completion of the restatement.

Net cash provided by investing activities during the three months ended March 31, 2018 was $55 thousand and primarily reflect the $45 thousand in net proceeds from sale of our investments available for sale offset by the $100 thousand in purchases of property and equipment made during the year.

There was no net cash provided by financing activities for the three months ended March 31, 2018.

Capital Resources

We expect our operating capital needs to continue to increase for the remainder of 2018 as we incur costs to advance the commercialization of our products and fund our product development activities.  We are subject to the risks associated with the development of new products and may encounter unforeseen expenses, difficulties, complications, delays or other unknown factors that may adversely affect our business and require additional capital.

Our future capital requirements will depend on many factors, including:

•                  revenues generated by sales of our products;

•                  the costs associated with expanding our sales and marketing efforts;

•                  the costs associated with the resolution of legal proceedings related to the restatement;

•                  the expenses we incur in manufacturing and managing the supply chain for our products;

•                  the costs of developing and commercializing new products or technologies

•                  the cost of maintaining current products as 361 HCT/Ps or obtaining regulatory approval through the BLA regulatory pathway if any of our products lose their 361 HCT/P status

•                  the number and timing of any acquisitions and other strategic transactions;

•                  the costs associated with capital expenditures; and

•                  unanticipated general and administrative expenses.

We have not had any outstanding debt at any time since 2008. We believe that our cash on hand, investments, and cash flows from operations will be adequate to meet the capital expenditures and working capital requirements of our operations for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements as of March 31, 2018 and we have not entered into any transactions involving unconsolidated subsidiaries or special purpose entities.

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

Item 4.         Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. As described in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of the Annual Report, we previously reported material weaknesses in internal control over financial reporting that existed as of December 31, 2017. These material weaknesses in our internal control over financial reporting were not remediated as of March 31, 2018.  As a result, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Notwithstanding the material weaknesses, our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

With the exception of the remediation efforts described in Part II, Item 9A, “Controls and Procedures” of our Annual Report, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

From time to time, we are subject to claims, asserted or unasserted, or named as a party to lawsuits, arbitrations or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted any certainty and in the case of the complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict.  Except as described in Note 10, “Commitments and Contingencies,” to the unaudited condensed consolidated financial statement included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have not been any material changes in the risk factors previously disclosed under the heading “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on March 28, 2018.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

We granted stock options to Linda Chang, our former Chief Financial Officer, to purchase 20,000 shares at the exercise price of $8.92 on February 26, 2018 and 10,000 shares at the exercise price of $8.95 on March 6, 2018. On the date of said Ms. Chang’s departure from the Company, May 9, 2018, no options were vested and the grants were forfeited.

We granted stock options to an employee, to purchase 20,000 shares at the exercise price of $8.95 on March 6, 2018. On the date of said employee’s departure from the Company, March 22, 2018, no options were vested and the grant was forfeited.

We granted stock options to another employee to purchase 20,000 shares at the exercise price of $7.09 on February 6, 2018. The options vest in equal installments on the first, second, third and fourth anniversary of the award date.

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

3.2

Articles of Amendment of the Registrant as filed with the State Department of Assessments and Taxation of Maryland on June 10, 2015 (Incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 28, 2018).

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

3.4	Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 2, 2010).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: May 10, 2018	/s/ JASON KEEFER
Jason Keefer
Interim Chief Executive Officer

Date: May 10, 2018	/s/ JOEL ROGERS
Joel Rogers
Interim Chief Financial Officer