Form 10-Q
period 2018-06-30
OSIRIS THERAPEUTICS, INC.
filed 2018-08-08
CIK 1360886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2018
Common Stock, par value $0.001 per share	34,525,886

OSIRIS THERAPEUTICS, INC.

PART I -- FINANCIAL INFORMATION

Item 1.Financial Statements

OSIRIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$23,071	$3,081
Short-term investments	9,303	24,807
Trade receivables, net	23,534	26,053
Inventory, net	11,118	11,278
Insurance receivable	4,788	4,788
Prepaid expenses and other current assets	2,876	2,920
Total current assets	74,690	72,927
Property and equipment, net	3,295	3,587
Other assets	1,842	1,608
Total assets	$79,827	$78,122

Liabilities and Equity
Current liabilities
Accounts payable	$5,452	$5,269
Accrued liabilities	10,023	9,399
Accrued shareholder litigation	18,500	18,500
Other current liabilities	1,739	1,934
Total current liabilities	35,714	35,102
Other long-term liabilities	2,433	1,626
Total liabilities	38,147	36,728

Equity
Common stock, $0.001 par value, 72,000 shares authorized, 34,526 shares issued and outstanding at June 30, 2018, and 90,000 shares authorized, 34,526 shares issued and outstanding at December 31, 2017	35	35
Additional paid-in-capital	284,049	283,905
Accumulated other comprehensive loss	(230)	(208)
Accumulated deficit	(242,174)	(242,338)
Total equity	41,680	41,394
Total liabilities and equity	$79,827	$78,122

See accompanying notes to the condensed consolidated financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$33,876	$29,151	$65,510	$56,132
Cost of revenue	9,672	7,668	18,525	15,479
Gross profit	24,204	21,483	46,985	40,653
Operating expenses:
Research and development	1,749	924	3,296	2,143
Sales and marketing	16,889	14,698	33,176	29,431
General and administrative	3,401	5,427	10,848	10,286
Total operating expenses	22,039	21,049	47,320	41,860
Income (loss) from operations	2,165	434	(335)	(1,207)
Other income, net	353	356	569	392
Income (loss) before income taxes	2,518	790	234	(815)
Income tax expense	(34)	(32)	(70)	(64)
Net income (loss)	2,484	758	164	(879)
Other comprehensive income (loss):
Unrealized gain (loss) on investments available for sale	189	(144)	(22)	54
Comprehensive income (loss)	$2,673	$614	$142	$(825)
Net income (loss) per share:
Basic	$0.07	$0.02	$0.00	$(0.03)
Diluted	$0.07	$0.02	$0.00	$(0.03)
Weighted average common shares outstanding:
Basic	34,526	34,526	34,526	34,523
Diluted	34,556	34,529	34,551	34,523

See accompanying notes to the condensed consolidated financial statements.

OSIRIS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$164	$(879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for excess and obsolete inventory	776	530
Loss on disposal of fixed assets	—	3
Realized loss on investments	263	152
Depreciation	426	345
Stock-based compensation expense	144	47
Changes in operating assets and liabilities:
Accounts receivables, net	2,519	(166)
Inventory, net	(616)	(797)
Prepaid expenses and other assets	(190)	(797)
Accounts payable, accrued expenses, and other liabilities	1,419	(3,056)
Net cash provided by (used in) operating activities	4,905	(4,618)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(134)	(200)
Proceeds from sale of investments	15,723	8,238
Purchases of investments	(504)	(4,756)
Net cash provided by investing activities	15,085	3,282
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of options to purchase common stock	—	128
Net cash provided by financing activities	—	128
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,990	(1,208)
Cash and cash equivalents at beginning of period	3,081	2,833
Cash and cash equivalents at end of period	$23,071	$1,625

See accompanying notes to the condensed consolidated financial statements.

OSIRIS THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

2.  Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Osiris Therapeutics International GmbH. All intercompany transactions have been eliminated in consolidation. Osiris Therapeutics International GmbH does not have any operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income (loss)	$2,484	$758	$164	$(879)
Shares used in computation:
Weighted-average shares outstanding	34,526	34,526	34,526	34,523
Basic earnings (loss) per share	$0.07	$0.02	$0.00	$(0.03)

Diluted earnings (loss) per share:
Net income (loss)	$2,484	$758	$164	$(879)
Shares used in computation:
Weighted-average shares outstanding	34,526	34,526	34,526	34,523
Weighted-average share equivalents from stock options	30	3	25	—
Weighted-average shares and share equivalents outstanding	34,556	34,529	34,551	34,523
Diluted earnings (loss) per share	$0.07	$0.02	$0.00	$(0.03)

Diluted earnings per common share for the three months ended June 30, 2018 and 2017 exclude 382,813 and 645,751 of our outstanding options as of that date, respectively, as their impact on our net income per share is anti-dilutive.  Diluted earnings (loss) per common share for the six months ended June 30, 2018 and 2017 excludes 380,501 and 682,876 of our outstanding options as of that date, respectively, as their impact on our net income (loss) per share is anti-dilutive.

Stockholders’ Equity

On June 26, 2018, the Company amended Section 5.7 of Article V of its charter, which was approved by the Company’s stockholders, by decreasing the total number of authorized shares of common stock from ninety million (90,000,000) shares to seventy-two million (72,000,000) shares. The Company is authorized to issue shares of common stock at a par value per share of $0.001 as described in section 5.7 of the charter.

Concentration of Risk

We maintain cash and cash equivalents as well as short-term investment balances in accounts that exceed federally insured limits. Our investments consist primarily of marketable securities with a total portfolio duration of approximately two years.  We have historically provided credit in the normal course of business to contract counterparties and to the end user customers and distributors of our products. Trade accounts receivable in the accompanying condensed consolidated balance sheets consist primarily of amounts due from end user customers and distributors of our products within the United States.

The Company's revenue concentrations through distributors of 10% or greater are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Distributor	2018	2017	2018	2017
A	18%	20%	20%	20%
B	3%	9%	5%	10%
Total	21%	29%	25%	30%

The Company's accounts receivable concentrations of 10% or greater are as follows:

	June 30,	December 31,
Distributor	2018	2017
A	20%	24%

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”).” This ASU outlines a single set of comprehensive principles for recognizing revenue under GAAP and supersedes existing revenue recognition guidance. The main principle of this ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the new standard on a modified retrospective basis as of January 1, 2018. The Company completed a comprehensive assessment of customer contracts and concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded to prior periods.  See Note 8, “Revenue,” for additional information.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203).” This ASU addresses eight specific cash flow issues and clarifies their presentation and classification in the statement of cash flows. The Company adopted this ASU on January 1, 2018 and concluded that the adoption of this ASU did not have a material impact on our condensed consolidated financial statements.  As such, no retrospective adjustment was recorded.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the newly-enacted U.S. Tax Cuts and Jobs Act (the “Act”). SAB 118 allows registrants to include a provisional amount to account for the implications of the Act where a reasonable estimate can be made and requires the completion of the accounting no later than one year from the date of enactment of the Act or December 22, 2018.  We continue to evaluate the implications of the Act and have not made any adjustments to the provisional amounts recorded in the prior year. Additionally, the Company intends to file its 2017 U.S. income tax return in the second half of 2018 which may change our tax basis in temporary differences, tax pools, earning, profits and other elements of the income tax effects of the Act estimated as of December 31, 2017. This may result in an adjustment to the tax provision and be reflected as a re-measurement amount recorded in the financial statements during the quarter in which the U.S. tax return is filed.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires, among other things, a lessee to recognize assets and liabilities associated with the rights and obligations attributable to most leases but also recognize expenses similar to current lease accounting. This ASU also requires certain qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases, along with additional key information about leasing arrangements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition and provides for certain practical expedients. The Company is in the process of analyzing initial data gathered to evaluate the impact of adopting this ASU on its consolidated financial statements, the related systems required to capture the increased reporting and disclosures associated with this ASU, and its use of practical expedients. The Company will apply this ASU and its related updates on a modified retrospective basis as of January 1, 2019. The adoption of the guidance will likely have a material effect on the consolidated balance sheets, resulting in the recording of an operating lease asset and liability.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We have not yet begun to evaluate the specific impacts of this guidance nor have we determined the manner in which we will adopt this guidance.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220),  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This ASU gives entities the option to reclassify the disproportionate income tax effects caused by the Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and the timing of adoption although we do not believe the impact of adoption will be material.

3. Investments

Our investments consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
(in $000's)
U.S. government agencies	$2,114	$—	$(60)	$2,054
Obligations of government sponsored enterprises (1)	1,239	—	(24)	1,215
Corporate debt securities	4,962	3	(88)	4,877
Foreign government bonds	1,181	—	(24)	1,157
Total (2)	$9,496	$3	$(196)	$9,303

(1)	Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

(2)

During the six months ended June 30, 2018, investments were sold which resulted in net proceeds of $15.2 million and realized losses of $0.3 million.  Investments were sold in order to provide the funds necessary in cash and cash equivalents for the eventual payment of the settlement of the securities class action lawsuit.

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
(in $000's)
U.S. government agencies	$6,077	$—	$(73)	$6,004
Obligations of government sponsored enterprises (1)	3,737	—	(31)	3,706
Corporate debt securities	12,479	21	(66)	12,434
Foreign government bonds	2,689	—	(26)	2,663
Total	$24,982	$21	$(196)	$24,807

(1) Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

The following tables summarize the securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(in $000's)
U.S. government agencies	$—	$—	$2,054	$(60)	$2,054	$(60)
Obligations of government sponsored enterprises (1)	350	(1)	865	(23)	1,215	(24)
Corporate debt securities	722	(4)	3,294	(84)	4,016	(88)
Foreign government bonds	199	(1)	957	(23)	1,156	(24)
Total	$1,271	$(6)	$7,170	$(190)	$8,441	$(196)
(1) Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
(in $000's)
U.S. government agencies	$1,073	$(3)	$4,931	$(70)	$6,004	$(73)
Obligations of government sponsored enterprises (1)	1,298	(6)	2,408	(25)	3,706	(31)
Corporate debt securities	1,667	(5)	7,286	(61)	8,953	(66)
Foreign government bonds	597	(3)	2,066	(23)	2,663	(26)
Total	$4,635	$(17)	$16,691	$(179)	$21,326	$(196)

(1)Includes investments in notes issued by the Federal Home Loan Bank and the Federal Farm Credit Bank.

As of June 30, 2018 and December 31, 2017, there were no material unrealized losses that the Company believed to be other-than-temporary.

The following table summarizes maturities of our investments available-for-sale as of June 30, 2018:

	June 30, 2018
(in $000's)	Cost	Fair Value
Maturities:
Within 1 year	$1,632	$1,625
After 1 year through 5 years	7,864	7,678
Total investments available for sale	$9,496	$9,303

Realized gains (losses) net of investment income was $(0.2) million and $0.2 million for three months ended June 30, 2018, and 2017, respectively. Realized losses net of investment income was $0.3 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The realized losses net of investment income have been included as a component of “Other income, net” in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

4. Inventory, net

Inventory, net consisted of the following:

	June 30,	December 31,
	2018	2017
(in $000's)
Raw materials and supplies	$690	$1,330
Work-in-process	6,627	5,605
Finished goods	6,574	6,350
	13,891	13,285
Reserve for excess and obsolete inventory	(2,773)	(2,007)
Inventory, net	$11,118	$11,278

Work-in-process inventory is largely product that is in quarantine pending completion of our quality assurance procedures. Finished goods inventory included gross consigned inventory of $1.9 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively. This consigned finished goods inventory was reduced by reserves of $0.8 million and $0.6 million as of June 30, 2018 and December 31, 2017, respectively.

5. Property and Equipment, net

Property and equipment, net, consisted of the following:

	Depreciable Life			June 30,	December 31,
	(in years)			2018	2017
(in $000's)
Laboratory and manufacturing equipment	3	-	7	$3,190	$3,083
Computer hardware, furniture and fixtures	3	-	7	944	1,134
Leasehold improvements	(A)			6,359	6,344
				10,493	10,561
Accumulated depreciation				(7,198)	(6,974)
Property and equipment, net				$3,295	$3,587

(A) Shorter of economic life or lease term.

Depreciation expense was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2018, respectively, and $0.2 million and $0.3 million for the three and six month periods ended June 30, 2017, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
(in $000's)
Payroll and related	$2,378	$1,980
Commissions	4,749	5,651
Legal and accounting	895	905
Lease liabilities	321	120
Other	1,680	743
Total	$10,023	$9,399

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

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2018 and December 31, 2017:

(in $000's)	June 30, 2018
Assets	Level I	Level II	Level III	Total
Investments: Available for Sale Securities
U.S. government agencies	$—	$2,054	$—	$2,054
Obligations of government sponsored enterprises	—	1,215	—	1,215
Corporate debt securities	—	4,877	—	4,877
Foreign government bonds	—	1,157	—	1,157
Total investments available for sale	$—	$9,303	$—	$9,303

(in $000's)	December 31, 2017
Assets	Level I	Level II	Level III	Total
Investments: Available for Sale Securities
U.S. government agencies	$—	$6,004	$—	$6,004
Obligations of government sponsored enterprises	—	3,706	—	3,706
Corporate debt securities	—	12,434	—	12,434
Foreign government bonds	—	2,663	—	2,663
Total investments available for sale	$—	$24,807	$—	$24,807

There were no transfers in or out of Level I, II, or III during the six months ended June 30, 2018.

8. Revenue

The Company began accounting for revenue in accordance with Topic 606 on January 1, 2018, using the modified retrospective method. Under the new revenue standard for arrangements that are determined to be within the scope of Topic 606, the Company recognizes revenue following the five-step model: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines the performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Accordingly, the Company recognizes revenue when title to the product, ownership and risk of loss transfer to the customer, which is either the date of receipt by the customer or when we receive appropriate notification that the product has been used or implanted in a patient. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to in exchange for transferring the goods. The nature of the Company’s contracts gives rise to certain types of variable consideration, including rebates and other discounts. The Company includes estimated amounts of variable consideration in the transaction price to the extent that it is probable there will not be a significant reversal of revenue. Estimates are based on historical or anticipated performance and represent our best judgment at the time. Any estimates are evaluated on a quarterly basis until the uncertainty is resolved.

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

The following table presents our revenues disaggregated by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in $000’s)
Grafix/Stravix	$25,350	$21,308	$47,971	$40,745
BIO[4]	6,152	5,776	12,948	11,143
Cartiform	2,374	2,067	4,590	4,211
Other	—	—	1	33
Total	$33,876	$29,151	$65,510	$56,132

9. Income Taxes

    We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary quarterly pre-tax income from continuing operations. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.  On December 22, 2017, the U.S. enacted the Act, which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. The Company’s effective income tax rate for the three and six month periods ended June 30, 2018 is lower than the federal statutory income tax rate primarily due to the estimated reduction of the valuation allowance resulting from the projected reversal of deferred tax assets during 2018. For the three months ended June 30, 2018 and 2017, the tax expense was $34 thousand and $32 thousand, respectively, and is primarily related to interest and penalties.  For the six months ended June 30, 2018 and 2017, the tax expense was $70 thousand and $64 thousand, respectively, and is primarily related to interest and penalties. A full valuation allowance has been recorded on the net deferred tax assets as of June 30, 2018 and December 31, 2017.

10. Commitments and Contingencies

Operating Leases

We lease facilities and equipment under various non-cancellable operating lease agreements expiring through 2023. As of June 30, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $6.9 million.

Legal

The Company is party to outstanding legal proceedings and claims as described below. The Company cannot predict with any certainty the final outcome of any legal proceedings or claims made against it as described in the paragraphs below, and there can be no assurance that the ultimate resolution of any such matter will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Securities Class Action

On November 23, 2015, a putative class action lawsuit was filed in the United States District Court for the District of Maryland by a single plaintiff, individually and on behalf of other persons similarly situated, against the Company and three current or former executive officers of the Company. An amended complaint clarifying plaintiff's claims was filed on April 6, 2018. The action, captioned Kiran Kumar Nallagonda v. Osiris Therapeutics, Inc. et al., Case 1:15-cv-03562 (the “Nallagonda Action”), alleges, among other things, that the defendants made materially false or misleading statements and material omissions in the Company’s filings with the SEC in violation of the federal securities laws. The complaint seeks certification as a class action, unspecified damages and reimbursement of attorneys’ fees. On March 21, 2016, the court entered an order appointing Dr. Raffy Mirzayan as lead plaintiff and the firm of Hagens Berman Sobol Shapiro LLP as lead counsel. On March 11, 2018, we entered into a memorandum of understanding to settle the Nallagonda Action. Subsequently, on June 5, 2018, the parties executed a Stipulation and Settlement Agreement in which the Company agreed in principle to pay $18.5 million in cash to create a  settlement fund for the benefit of class members.  On June 12, 2018, the lead plaintiff filed an Unopposed Motion for Preliminary Approval of the parties’ settlement.  The Company also expects that lead plaintiff will seek an award of attorneys’ fees and expenses from the settlement fund.  Both the settlement itself and any award to lead plaintiff of attorneys’ fees and expenses remain subject to Court approval.  The Company can provide no assurance that the Court will approve the settlement.  The $18.5 million shareholder settlement liability was recorded in Accrued shareholder litigation in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

The Company had a $5.0 million executive and corporate securities liability insurance policy in place at the time of the allegations. The Company expects to recover the remaining $4.8 million of unused policy coverage for the shareholder settlement of the Nallagonda Action in 2018.  The $4.8 million insurance receivable was recorded in Insurance receivable in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

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

The Company has executed a Memorandum of Understanding with the plaintiffs in the shareholder derivative actions to resolve the derivative matters by adopting certain governance changes.  We expect that the plaintiffs will seek recovery of attorney’s fees. We cannot currently predict whether or not we will be able to reach a final settlement with the derivative plaintiffs, and if so, the amount of attorney’s fees we may be required to pay, if any. We also can provide no assurance that the courts will approve any final settlement reached with the derivative plaintiffs.  While we believe it is reasonably possible that we will incur losses associated with the shareholder derivative actions, it is not possible to estimate the amount of loss, if any, that might result from any settlements or other resolution. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited financial statements and related notes thereto and other disclosures included as part of our Annual Report, and our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2018 and other disclosures included in this Quarterly Report on Form 10-Q.

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

Osiris®, Grafix®, GrafixPL®, Grafix CORE®, Grafix PRIME®, GrafixPL PRIMETM, Grafix XC®, Stravix®, Cartiform®,  Prestige LyotechnologySM, OvationOS®, Ovation™, TruSkin® and Menvivo™ are trademarks of the Company. BIO4® is a trademark of Howmedica Osteonics Corp., a subsidiary of Stryker Corporation ("Stryker"). Any other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their owners.

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

Products

All of our current commercialized products are marketed as human cells, tissues and cellular and tissue-based products (“HCT/Ps”), as defined by the United States Food and Drug Administration (“FDA”), that are regulated solely under Section 361 of the Public Health Service Act (“361 HCT/Ps”), and consequently, do not require pre-market approval or licensure from the FDA.

Current Products

Grafix is a product line of several products, Grafix PRIME, Grafix XC and Grafix CORE, and was initially launched in 2010. They are cryopreserved amniotic (amnion) or chorionic (chorion) placental membranes that retain the extracellular matrix, growth factors, endogenous cells, including neonatal epithelial cells (in amnion only) mesenchymal stem cells, and fibroblasts of the native tissue, all of which are beneficial in supporting natural wound repair. Grafix PRIME and Grafix XC (a larger size for surgical applications) are derived from the amnion and Grafix CORE is derived from the chorion. The amnion is the innermost membrane and the chorion is the outermost membrane of the placenta. Our Grafix products are flexible and conforming wound covers designed for direct application to hard-to-treat acute and chronic wounds, including but not limited to diabetic foot ulcers (“DFUs”), venous leg ulcers (“VLUs”), and burns.

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

TruSkin is a cryopreserved viable skin allograft designed to address unmet medical needs of chronic wounds, such as DFUs, VLUs, pressure ulcers, surgical wounds, and wounds with exposed bone, tendon, joint capsule and muscle. TruSkin retains the extracellular matrix, growth factors and endogenous living skin cells of native tissue, making it an alternative to fresh skin allograft. We introduced TruSkin in November 2015.  Since late 2016, we are no longer actively distributing it.

Other Product

GrafixPL:  In 2017, we announced the development of Prestige Lyotechnology, a preservation technique for ambient storage of living tissues.  We believe Prestige Lyotechnology will allow for storage and shipment of living tissue at room temperature.  In June 2018, we reported the validation, testing, and upscaling of Prestige Lyotechnology for manufacturing of our products and to eliminate the need to preserve and transport our products at constant ultra-low temperatures. We expect our GrafixPL PRIME product to be our first commercially available product in the lyopreserved formulation. We expect the two Grafix and GrafixPL product lines will be comparably priced, depending on size of the graft, with list prices ranging from $495-$3,000.

Sales, Marketing and Distribution

Grafix and Stravix:  We currently sell Grafix and Stravix through the efforts of our internal direct sales and marketing departments, as well as through a small number of specialty distributors for certain target markets. We focus our marketing efforts for these products in four specific channels: hospital outpatient departments, inpatient surgical procedures, private physician offices, and Department of Veteran Affairs (“VA”) and Department of Defense (“DOD”) hospitals. For our VA and DOD customers, our products are distributed exclusively through resellers designated as Service-Disabled, Veteran-Owned Small Businesses (“SDVOSBs”). SDVOSBs are eligible for set-asides and other preferences in the federal contracting process. For the VA, SDVOSBs enter into Federal Supply Schedule or Strategic Acquisition Center contracts and for the DOD, SDVOSBs enter into Distribution and Pricing contracts.

BIO4:  In December 2014, we entered into an exclusive agreement with Howmedica Osteonics Corp., also referred to as Stryker Orthopaedics, a subsidiary of Stryker, for the marketing and distribution of BIO4. We are responsible for supply, manufacturing, inventory management, shipments to customers, continued research and product improvement activities. Stryker is responsible for the sales and marketing of BIO4 for use in all surgical applications, including spine, trauma, extremity, cranial, and foot and ankle surgery. We collaborate with Stryker on the design and conduct of clinical development programs.

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

Comparison of the Three-Month and Six-Month Periods Ended June 30, 2018 and 2017

Results of Operations

Revenues

The following tables show net sales by product line for the three months and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
	2018	2017	Change ($)	Change (%)
(in $000's)
Grafix/Stravix	$25,350	$21,308	$4,042	19.0%
BIO[4]	6,152	5,776	376	6.5%
Cartiform	2,374	2,067	307	14.9%
Other	—	—	—	—%
Total	$33,876	$29,151	$4,725	16.2%

	Six Months Ended June 30,
	2018	2017	Change ($)	Change (%)
(in $000's)
Grafix/Stravix	$47,971	$40,745	$7,226	17.7%
BIO[4]	12,948	11,143	1,805	16.2%
Cartiform	4,590	4,211	379	9.0%
Other	1	33	(32)	(97.0)%
Total	$65,510	$56,132	$9,378	16.7%

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue was $33.9 million for the three months ended June 30, 2018 which increased $4.7 million or 16.2%, compared to revenue of $29.2 million for the three months ended June 30, 2017. The increase in revenue was due to the following:

•Grafix/Stravix revenue increased $4.0 million, or 19.0%, primarily due to increased demand from market awareness and acceptance as we increased selling efforts in the operating room and surgical settings as well as hospital outpatient departments and wound care centers.  While we are experiencing some pressure to reduce prices, pricing of our Grafix/Stravix products did not significantly impact sales growth on a year-over-year basis during the three-month period ended June 30, 2018.

•BIO4 revenue increased $0.4 million, or 6.5%, due to increased demand from our distribution arrangement with Stryker.  Pricing of our BIO4 products did not significantly impact sales growth on a year-over-year basis during the three-month period ended June 30, 2018.

•Cartiform revenue increased $0.3 million, or 14.9%, primarily due to an increase in sales of larger units to Arthrex. Pricing of our Cartiform products did not significantly impact sales growth on a year-over-year basis during the three-month period ended June 30, 2018.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue was $65.5 million for the six months ended June 30, 2018 which increased $9.4 million or 16.7%, compared to revenue of $56.1 million for the six months ended June 30, 2017. The increase in revenue was due to the following:

•Grafix/Stravix revenue increased $7.2 million, or 17.7%, primarily due to increased demand from market awareness and acceptance as we increased selling efforts in the operating room and surgical settings as well as hospital outpatient departments and wound care centers.  While we are experiencing some pressure to reduce prices, the pricing of our Grafix/Stravix products did not significantly impact sales growth on a year-over-year basis during the six-month period ended June 30, 2018.

•BIO4 revenue increased $1.8 million, or 16.2%, primarily due to increased demand through our distribution arrangement with Stryker.  Pricing of our BIO4 products did not significantly impact sales growth on a year-over-year basis during the six-month period ended June 30, 2018.

•Cartiform revenue increased $0.4 million, or 9.0%, primarily due to increased sales of larger units through our distribution arrangement with Arthrex.  Pricing of our Cartiform products did not significantly impact sales growth on a year-over-year basis during the six-month period ended June 30, 2018.

Gross Profit

For the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Gross profit was $24.2 million for the three months ended June 30, 2018, which increased $2.7 million or 12.7%, compared with gross profit of $21.5 million for the three months ended June 30, 2017.  This increase was primarily due to higher sales.  Our gross profit margin was 71.4% for the three months ended June 30, 2018 and 73.7% for the three months ended June 30, 2017.  The decrease in profit margin was primarily due to a change in production mix as we produced, on a relative basis, more Stravix and less Grafix during the period.

For the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Gross profit was $47.0 million for the six months ended June 30, 2018, which increased $6.3 million or 15.6%, compared with gross profit of $40.7 million for the six months ended June 30, 2017.  This increase was primarily due to higher sales.  Our gross profit margin was 71.7% for the six months ended June 30, 2018 compared with 72.4% for the six months ended June 30, 2017. The decrease in profit margin was primarily due to a change in production mix as we produced, on a relative basis, more Stravix and less Grafix during the period.

Research and Development Expenses

Research and development expenses totaled $1.7 million, or 5.2% of revenue, for the three months ended June 30, 2018 compared with $0.9 million, or 3.2% of revenue, for the three months ended June 30, 2017.  This increase of $0.8 million was primarily due to higher costs associated with the development, testing and clinical trials of our lyopreservation technology which will allow for ambient storage of viable tissues.

Research and development expenses totaled $3.3 million, or 5.0% of revenue, for the six months ended June 30, 2018 compared with $2.1 million, or 3.8% of revenue, for the six months ended June 30, 2017.  This increase of $1.2 million was due to higher costs associated with the development, testing and clinical trials of our lyopreservation technology which will allow for ambient storage of viable tissues.

Sales and Marketing Expenses

Sales and marketing expense totaled $16.9 million, or 49.9% of revenue, for the three months ended June 30, 2018 compared with $14.7 million, or 50.4% of revenue, for the three months ended June 30, 2017. This increase of $2.2 million was primarily due to higher labor and labor related costs, including commissions, of $1.5 million due primarily to higher revenue, and higher travel related costs of $0.6 million due to a slightly larger sales force and more customer meetings.

Sales and marketing expense totaled $33.2 million, or 50.6% of revenue, for the six months ended June 30, 2018 compared with $29.4 million, or 52.4% of revenue, for the six months ended June 30, 2017. This increase of $3.8 million was primarily due to higher labor and labor related costs, including commissions, of $2.9 million due primarily to higher revenue and higher travel related costs of $0.7 million due to a slightly larger sales force and more customer meetings.

.

General and Administrative Expenses

General and administrative expenses totaled $3.4 million, or 10.0% of revenue, for the three months ended June 30, 2018 compared with $5.4 million, or 18.6% of revenue, for the three months ended June 30, 2017.  This decrease of $2.0 million was primarily due to lower accounting and legal fees as a result of completing the filing of our prior year financial statements.

General and administrative expenses totaled $10.8 million, or 16.6% of revenue, for the six months ended June 30, 2018 compared with $10.3 million, or 18.3% of revenue, for the six months ended June 30, 2017.  This increase of $0.6 million was primarily due to higher labor and labor related costs.

Other Income, Net

Other income, net, for the three months ended June 30, 2018 and 2017, remained constant at $0.4 million.

Other income, net, for the six months ended June 30, 2018, was $0.6 million, and increased $0.2 million from $0.4 million for the six months ended June 30, 2017.  The increase was primarily due to royalty income received in 2018 from Mesoblast.

Income Taxes

Income tax expense for three months ended June 30, 2018 and 2017 remained relatively constant at $34 thousand and $32 thousand, respectively.

Income tax expense for six months ended June 30, 2018 and 2017 also remained relatively constant at $70 thousand and $64 thousand, respectively.

Since realization of deferred tax assets is dependent upon future earnings, a full valuation allowance has been recorded on the net deferred tax assets as of June 30, 2018 and December 31, 2017, which relate primarily to accounts receivable reserves, various accrued expenses and business tax credit carryforwards.  In the event that we become profitable, we have general business credits (before a 100% valuation allowance) that may be utilized to reduce our federal tax liability.

Liquidity and Capital Resources

Liquidity

At June 30, 2018, we had $23.1 million in cash and cash equivalents and $9.3 million in investments.  We have not had any outstanding debt at any time since fiscal 2008. In connection with the securities class action lawsuit, we agreed in principle to a total payment of $18.5 million.  We expect to recover $4.8 million from unused insurance. The remaining balance of $13.7 million will be paid from our cash and cash equivalents. Even after taking into consideration these costs, we anticipate our cash on hand, investments and cash flows from operations will be sufficient to finance our operations for at least the next twelve months.

Cash Flow

Net cash provided by operating activities during the six months ended June 30, 2018 was $4.9 million and was primarily due to our net income of $94 thousand, collections on our accounts receivable of $2.5 million and an increase of $1.4 million in accounts payable, accrued expenses and other liabilities.

Net cash provided by investing activities during the six months ended June 30, 2018 was $15.1 million and primarily reflects $15.2 million in net proceeds from sale of our investments available for sale.  We sold investments in order to have cash and cash equivalents available to pay the settlement of the securities class action lawsuit.

There were no financing activities for the six months ended June 30, 2018.

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

Our future capital requirements will depend on many factors, including:

•revenues generated by sales of our products;

•the costs associated with expanding our sales and marketing efforts;

•the costs associated with the resolution of legal proceedings related to the restatement;

•the expenses we incur in manufacturing and managing the supply chain for our products;

•the costs of developing and commercializing new products or technologies;

•the cost of maintaining current products as 361 HCT/Ps or obtaining regulatory approval through the BLA regulatory pathway if any of our products lose their 361 HCT/P status;

•the number and timing of any acquisitions and other strategic transactions;

•the costs associated with capital expenditures; and

•unanticipated general and administrative expenses.

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

Our management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. As described in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of the Annual Report, we previously reported material weaknesses in internal control over financial reporting that existed as of December 31, 2017. These material weaknesses in our internal control over financial reporting were not remediated as of June 30, 2018.  As a result, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Notwithstanding the material weaknesses, our management has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

With the exception of the remediation efforts described in Part II, Item 9A, “Controls and Procedures” of our Annual Report, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3

Articles of Merger between Osiris Therapeutics, Inc., a Delaware corporation, and Osiris Maryland, Inc., a Maryland corporation, as survivor, changing the Form 8-K filed by the Registrant with the SEC on June 2, 2010).

3.4

Articles of Amendment of the Registrant as filed with the State Department of Assessments and Taxation of Maryland on June 28, 2018 (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form 8-A filed by the Registrant with the SEC on July 27, 2018).

3.5	Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.5 to the Registration Statement on Form 8-A filed by the Registrant with the SEC on July 27, 2018).

10.1

Form of Indemnification and Advancement of Expenses Letter Agreement (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on July 2, 2018).

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Osiris Therapeutics, Inc.

Date: August 8, 2018	/s/ JASON KEEFER
Jason Keefer
Interim Chief Executive Officer and President

Date: August 8, 2018	/s/ JOEL ROGERS
Joel Rogers
Chief Financial Officer